Form 10KSB
period 1995-12-31
CENTURY TECHNOLOGIES INC
filed 1996-10-31
CIK 887736

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1995

                           Commission File No. 0-20236


                           CENTURY TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            COLORADO                                           65-0395829
------------------------------------           ---------------------------------
 (State of Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)


         201 North Robertson Boulevard, Beverly Hills, California     90211
--------------------------------------------------------------------------------
            (Address of Principal Executive Offices)                (Zip Code)


                                 (310) 275-9063
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----------------

                                                   Name of Each Exchange
   Title of Each Class                              on Which Registered

-------------------------------               ----------------------------------

-------------------------------               ----------------------------------

Securities registered under Section 12(g) of the Exchange Act:
                                                                ----------------

                        Common Stock ($.00001 Par Value)
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    ---       ---
                    This report contains a total of __ pages.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                             Yes   X       No
                                  ---         ---
      State issuer's revenues for its most recent fiscal year:    None.

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

          Common Stock, par value $.00001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on October 25, 1996. Based on the closing bid price of the Common Stock on the National Association of Securities Dealers, Inc. OTC Bulletin Board as reported on October 25, 1996 ($0.21), the aggregate market value of the 12,206,985 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $2,563,467. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                            Yes           No
                                 ---          ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            13,206,985 shares of Common Stock, $.00001 par value, as of September 30, 1996.

                                     PART I

                                    BUSINESS

ITEM 1.     DESCRIPTION OF BUSINESS
            -----------------------

Introduction

     Century Technologies, Inc. (the "Company" or "Century") was a developmental stage company and in the second half of 1996 started in the business of distributing and producing entertainment programming to all media on an international basis. While the Company's primary business is distribution of television programming, Century is also involved in the areas of production, co-production and co-financing of quality product that the Company will obtain equity participations. The Company will also look to acquire programming on a worldwide or selected territorial basis for distribution.

      In November 1995, Mr. Peter B. Newgard became President and Chief Executive Officer of Century with a primary goal to assemble a highly qualified management and operating team for the purpose of bringing focus to the Company's goal of co-producing original product and distribution of features and television programming to all media on an international basis, including network and cable television in the U.S. marketplace. Mr. Newgard has more than 15 years experience in the television and entertainment industry, and in addition to operating in an executive capacity for major movie and entertainment product and distribution companies, has operated his own distribution company, Newgard Entertainment Group, Ltd. ("Newgard Entertainment") in Beverly Hills, California. An experienced executive in television distribution and syndication, Mr. Newgard formed Newgard Entertainment in 1991 to be a worldwide distributor of film and television programming. Markets developed by Mr. Newgard and Newgard Entertainment included broadcast, first run syndication, pay-per-view, cable programming and home video and all ancillary sales. Mr. Newgard created strategic alliances with various companies, worldwide, which has allowed direct access to Japan and the Far East, Mexico, South America and Europe. In addition, Mr. Newgard provided consultant services to a number of companies in the international television marketplace.

      Since assuming control of Century in November 1995, new management has moved forward in its due diligence in "cleaning up" past management's varied dealings with the goal of firmly establishing a specific direction and business of the Company. While past management attempted to become involved in various diverse businesses, current management believes that a firm direction in the Company's business purpose is critical in establishing a successful strategic plan. This new focus will better serve the Company and its shareholders and should enable the Company to finally generate revenue on a consistent basis.

      Current management has a long history in the entertainment programming distribution business with established long-term relationships and contacts in the entertainment community throughout the world. As part of its strategic program, the Company has assembled a Board of Directors and additional personnel to assist and direct the Company properly in the entertainment distribution marketplace. With key personnel now in place, the Company's most important mission is to secure distribution rights to high profile entertainment product that can be exploited to a growing worldwide marketplace.

      Concerning previous entertainment product acquisitions, prior management of Century had entered into various transactions with Krypton International Corporation, Video Licensing Group and C. Elvin Feltner, Jr., all related parties, that involved certain rights to various feature libraries, lists of titles and two packages containing two and five titles, respectively. Prior to becoming involved with the Company, current management was led to believe that these titles were in proper order and that previous management had performed the necessary due diligence to establish the proper chain of title in order to conclude licensing deals and properly market the titles. Unfortunately, following numerous unfulfilled requests to receive proper documentation from the licensor/seller of the features and research into the history of the various titles, the Company was compelled to rescind all of the transactions as it considers these assets to have no value to the Company or in the marketplace. These transactions also included certain rights in a Spanish language film library and two lists of primarily public domain films and broadcast air rights. After numerous requests, the Company failed to receive any documentation or substantiation concerning chain of title for any of the films. These rescissions or cancellations resulted in the reduction in carrying value of approximately $6 million of the Company assets and the Company has filed a law suit to eliminate more than $1.8 million in debt and 1,763,334 shares of preferred stock.

      As a result of the foregoing, in August 1996, the Company filed suit against C. Elvin Feltner and certain affiliated companies (CENTURY TECHNOLOGIES, INC. V. VIDEO LICENSING GROUP, INC., KRYPTON INTERNATIONAL CORPORATION AND C. ELVIN FELTNER, JR., Case No. 96-8581) in the U.S. District Court for the
Southern District of Florida requesting damages and equitable relief. More specifically, the Company is seeking rescission of various licensing agreements, a bill of sale and other agreements entered into between December 1992 and November 1995 with various of the Defendants as well as compensatory and punitive damages, interest and attorneys' fees based on fraudulent conduct of the Defendants in relation to the various licensing and other agreements previously entered into by the parties and for violation of the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The Company intends to pursue this litigation vigorously and vindicate its interests and those of its shareholders.

The Marketplace

      GENERAL - As indicated, Century will operate on an international basis, licensing programming to all media. Management has an established history both domestically and internationally in the entertainment distribution business. Relationships and contacts are in place to move expeditiously and to market entertainment programming in a quality fashion in all areas of media on a global basis.

      The Company now must move forward in obtaining quality product and utilize management's talents in firmly establishing the Company as a credible source in the entertainment marketplace. For the Company to achieve its goals in a quality and cost-effective manner, it must inventory projects that will enable Century to distribute the best product possible while limiting major downside risks. In addition, the Company must assemble a varied product line, i.e., features, series, specials and animation.

      In the U.S. marketplace, there exists numerous outlets and literally "windows" of program sales opportunities. With video, pay cable, basic cable, satellite, local and network broadcasters, the United States enjoys the most mature and varied entertainment marketplace in the world. The public may not currently be able to access the so-called 500 channel universe, but 150 channels is already a reality. For this reason, there exists a tremendous need for programming in the television marketplace. Century intends to participate on some level in every "tier" or outlet of the domestic entertainment marketplace.

      CABLE TELEVISION - Pay and basic cable are potentially the most important long-term markets for the Company to develop and gain participation. Major buyers include HBO, Showtime, Turner, USA, A&E, Lifetime and Family Channel. Each of these channels or cable networks buy library and first-run programming. The type of programming and fees these cable networks will pay vary greatly, and often can cover a majority of a particular production budget. In addition, cable sales for "back-end" revenue after a syndication window can be an important element in a budget.

      SYNDICATION - This marketplace has become more difficult to exploit due to less viable available time periods, cost of marketing, and the control and leverage held by the major studios. Notwithstanding such limitations, given the proper promotion and financial backing, syndication can generate significant revenue and may allow for back-end or even simultaneous cable sales. The type of programming becomes, in management's judgment, the most critical element for success in syndication. Typically, other than "off-net" programming with a built-in audience, the program should be able to appeal to the widest possible audience and have significant promotability or a "hook" to attract viewers. Most obvious examples include programs that are highly exploitable, i.e., "Hard Copy", "Inside Edition", "Cops".

      NETWORKS - The major networks currently consist of ABC, NBC, CBS and, to a lesser degree, FOX. The new fledgling, but heavily financed networks are The WB (Warner Brothers) and UPN (Paramount). Traditional licensing of a series to the major networks normally involves substantial deficit financing, which obviously leads to the incurrence of high risks. Series network production is more effectively left to the major studios which are willing to operate on an immediate deficit with the expectation that they will derive large returns in syndication.

      Century, however, will seek for ways to work with the various networks as they do pay for their product, and it provides a very positive message to the overall marketplace concerning a company's proprietary product. Also as previously indicated, the "back-end" asset value of network show or series can be significant. For Century, at least initially, the new smaller networks are somewhat easier to approach on programming ideas and specials. In addition, the MOW business can be very profitable with the international marketplace, as outlined hereafter.

      Century also intends to be involved in all of the ancillary markets of video, pay-per-view, and airline sales to name a sampling. Depending on the type of product, sales to these ancillary markets can generate significant revenue.

      INTERNATIONAL MARKETS - The International marketplace today represents a significant portion of a company's total revenue. In some cases, international revenue ranges between 40-65% of the total annual income. U.S. entertainment companies can no longer rely strictly on revenue from the domestic market.
International sales revenue may cover a company's deficit on a given project prior to its full U.S. release. While tastes certainly vary internationally, the United States leads in quality entertainment and is universally recognized as the leader.

      The international marketplace has matured over the last ten years, but the growth in recent years is more dramatic. Relationships between buyer and seller have always been extremely important; however, in recent years, while the importance of these relationships remain, buyers have become increasingly more sophisticated with a mandate to acquire product that will appeal most to the audience of their country and correspondingly will achieve higher ratings. Moreover, very often if a strong relationship exists between the buyer and seller and the product is either marginal or comparable to a competitor's product, an existing relationship can be the critical factor in completing the transaction. In the past, there was limited concern about ratings because most often there was only one or two stations in a market (except for the larger territories such as U.K., Germany, France and Japan). The availability of a broad range of channels and alternative programming has given added emphasis to the need for quality and appealing programming.

      In the international marketplace today, the Company has to be concerned with demographics, ratings and high production values with known cast or stars. Presently, the consensus among buyers is for action adventure programming (without gratuitous violence), family programming and general dramas with recognized stars. Series such as DYNASTY or mini-series are vary popular. U.S. ratings do not always guarantee that a foreign buyer will acquire a program, but buyers will certainly pay special attention to the higher rated programs to evaluate whether they are applicable to its territory.

      There are also general "rules" or exceptions applicable to particular markets and sometimes for the overall international marketplace. For example, programming that deals with drugs as a theme will not pass censorship in the Middle East and Southeast Asia. Religious subjects, with the exception of Christmas, are often banned. In addition, any disrespect for law enforcement, parents, and the family are often not acceptable. Many times a station in a given territory will need to cut or edit a program to comply with standards due to offensive material. For this reason, most good producer/distributors understand the need for both a "soft" and "hard" versions of a particular series or feature.

How Century Will Operate Internationally

      Century will make direct sales to the international marketplace wherever possible. A minimum of outside sales representatives will be used except in those markets where practical considerations require the use of agents. The Company will specifically utilize sales representation in areas where problems exist in traveling to these markets, collections, shipments and language barriers. In these areas a firm must have someone well placed, knowledgeable and credible who has established relationships with the buyers. In such markets, the Company will utilize the services of established sales representatives also associated with the major studios. It should be noted that in the territories where Century has contracted with an agent, it will become the licensee on the sales contract, and will not have to deal with the problems of censorship, collections, acts of God, etc. Century will be paid directly by the representative in accordance with established agreements. A further important manner by which the Company will generate sales is through consummating output deals with the larger companies in major territories to purchase present and future products for a specified period of time.

Company's Immediate Goal

      It is extremely important that the Company obtain the distribution rights to "high profile" product that will separate it in a very competitive marketplace. In order to accomplish this, the Company must establish funding and/or broadcast production partners on various projects. Another challenge will be to find product that is "high profile" and of worldwide interest, but at the same time does not place the Company (and its partners) at extreme financial risk. In the main, the Company must initially have product that has a budget that allows for a basic cable "home" domestically and has broadcast applicability overseas. This type of product and budget allows for the most upside potential with limited or no risk, especially with overseas or "outside" partners from the outset.

      Presently, the Company's programming is secondary product. This is not the type of product that will appeal across the board to the international community. It is strictly "filler" material that the buyer will take if it has extra time periods and can envisage some type of interest in the market. Usually the buyer can be persuaded to take this type of product if the seller has "high profile" material such as theatrical features, top miniseries, or network type programming such as E.R. or X-Files. Presently, the Company does not have any of this material, commonly called locomotives, provide incentives for buyers to license Century's secondary material.

Product and Partnerships

      The Company intends to seek out primarily television product that has either a U.S. network or cable commitment in order to have a presence in the entertainment community and to enter the international marketplace. A series which is action adventure or family programming with high production values and some known talent should provide the impetus for the Company to launch a successful and potentially profitable program.

      As a newly formed small global distribution Company, Century must start with quality television product consisting of series, Movies-of-the-Week (MOWs), features and mini-series which could generate immediate income in both TV and cable. Once the Company develops this type of product base, Century can afford other types of product such as "lower-end" cable and ancillary material such as documentaries and music specials which without "locomotives" will generate limited revenue. Movies of the Week, in particular, are generally accepted as astute and profitable programming ventures. MOWs are usually produced upon an order from a U.S. (or cable) network for between $2-3 million. The deficit after the network sale will be approximately $400,000-$600,000, which can usually be recouped from foreign sales. If the movies have good action and star value, they can play everywhere and there is strong demand for this type of material. Profits from these pictures can range between $500,000-$1,200,000 with further "after-life" domestically.

      The Company must also have a product on a distribution only basis. These deals are negotiated on a simple percentage basis with a distribution company generally not guaranteeing or putting up any funding. Distribution percentages usually range from 20-30% domestically and 30-40% on international sales. Finding quality product prior to the new distribution company fully establishing itself in the marketplace and without putting forth funding is getting more difficult. The Company will, however, always look for any opportunities and, as the Company grows in establishing itself with "high profile" product, more opportunities should present themselves.

      For the Company to succeed and become a recognized supplier of entertainment programming, Century must find partners to help fund the overall operation and the acquisition of product. In order for the Company to achieve its goals, both in the overall marketplace and with its shareholders, Century must be involved with high quality programming. The better and more varied (i.e. series, features, specials and kids programming) the product is, the greater likelihood the Company will benefit financially and become more able to control its destiny. Ultimately, as the Company expands in quality productions and offerings, more profitable opportunities for distribution and partnerships should become available. In today's marketplace, for the Company to become involved with quality programs or project opportunities, it must be well-funded.

Current Programming and Association with Affinity Entertainment, Inc.

      Presently, the Company has contracts in place, on a distribution only basis, with a few program offerings. The Company has the worldwide distribution rights to a 26-episode series titled, "The Traveling Gourmet." Century also has the domestic distribution rights to five classic animated features. Through a relationship with Affinity Entertainment, Inc. ("Affinity"), the Company has the international distribution and domestic pay-per- view rights to a limited four-hour series titled, "EdenQuest" and the worldwide distribution rights to a ten episode series titled, "Adventure Quest."

      At present, the Company cannot estimate its revenue stream from these products. However, as the year progresses, management should be able to estimate revenues as the Company moves forward with its marketing efforts.

      In June 1996, the Company executed a letter of intent with Affinity Entertainment, Inc. ("Affinity") which contemplates the acquisition by Affinity of a majority position in Century subject to the completion of due diligence and negotiation of a definitive purchase price based on the level of investment by Affinity. Affinity is similarly engaged in the distribution and production of entertainment programming. Affinity has recently raised capital for the express purpose of expanding their production of entertainment programming. Century lacks the financial resources to achieve these goals in the short term. The Company does however, have the key personnel and knowledge to distribute product on a worldwide basis. Furthermore, Century has the strategic contacts and market knowledge to help direct its clients to product and projects which offer investment opportunities at an acceptable level of risk in order to maximize revenue and earnings potential.

      Ultimately, Century should have a greater market presence and leverage bringing more producers and product to the Company. Further, with Century distributing "high profile" quality programming this should generate greater sales revenue on the "lesser" low priority type product.

Summary

      In summary, the Company must operate as it currently exists, i.e., a small independent company working to become a viable entity in the international entertainment marketplace. Century will not initially try to compete with the major studios or even larger independents. Century will need to produce, co-produce or acquire quality TV product with high production value for the international as well as the domestic marketplace. Century will seek to locate and identify partners who will absorb some of the cost or downside in return for territorial rights and/or equity in production product. In essence, Century's goal is to build a reputation as a supplier of consistent quality programming much like companies such as New World and Rysher have done.

      Century will seek to operate on a cost-efficient basis, paying careful attention to costs while seeking to maximize revenue. Century will also need to demonstrate for the global entertainment community that it is a very aggressive company doing everything possible to create a real presence within the industry. Essential to the accomplishment of this goal is the Company's presence in all of the international and domestic sales markets.

Employees

      The Company employs four people on a full-time basis of which two employees are in executive positions and the balance are engaged in sales and administrative capacities.

ITEM 2.     DESCRIPTION OF PROPERTIES
            -------------------------

     The  Company's  executive  offices  are  currently  located  at  201  North
Robertson Boulevard, Beverly Hills, California 90211. These premises, which consist of approximately 1,200 square feet of space, are the subject of a month-to-month lease agreement with an affiliate of Mr. Peter Newgard, the Company's President, at a rental of approximately $2,121.45 per month. The Company expects to move to permanent facilities prior to December 31, 1996.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

      In April 1996, the Company consummated a settlement of certain litigation styled FERATON ANSTALT V. CENTURY TECHNOLOGIES, INC. (Case No. 95-6216) which had been filed against the Company in the U.S. District Court, Southern District of Florida, in which the Plaintiff alleged that the Company owed the Plaintiff $1,000,000 together with interest on a promissory note that it had issued. In connection with the settlement, the Company issued 356,667 shares of its restricted Common Stock in exchange for the dismissal of the lawsuit.

      In August 1996, the Company filed suit against C. Elvin Feltner and certain affiliated companies (CENTURY TECHNOLOGIES, INC. V. VIDEO LICENSING GROUP, INC., KRYPTON INTERNATIONAL CORPORATION AND C. ELVIN FELTNER, JR., Case No. 96-8581) in the U.S. District Court for the Southern District of Florida requesting damages and equitable relief. More specifically, the Company is seeking rescission of various licensing agreements, a bill of sale and other agreements entered into between December 1992 and November 1995 with various of the Defendants as well as compensatory and punitive damages, interests and attorney's fees based on fraudulent conduct of the Defendants in relation to the various licensing and other agreements previously entered into by the parties and for violation of the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The Company intends to pursue this litigation vigorously and vindicate its interests and those of its shareholders.

      On February 21, 1996, the Company was informed that an informal inquiry of the Company and certain transactions had been initiated by the Enforcement Branch of the United Stated Securities and Exchange Commission. The Company has supplied the Commission with all documents as requested. The Company's Board of Directors have authorized and is fully cooperating with the requests of the Commission.

      On September 13, 1996, the staff of the Securities and Exchange Commission notified the Company that the Division of Enforcement intended to recommend that the Commission institute a cease and desist order against the Company based on allegations that the Company violated various sections of the Federal Securities laws. The Staff has advised the Company that it does not consider its present management as responsible for the matters which are the subject of the Commission's inquiry.

      At the present time, the Company is not engaged in any other legal proceedings nor is it aware of any material claims asserting liability against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
            ---------------------------------------------------

      Not applicable.


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            --------------------------------------------------------

      (a) The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "CNTK" The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.

                                                  Low              High
                                                  ---              ----

January 1 - March 31, 1994                       $.(1)             $-(1)
April 1 - June 30, 1994                          $.(1)             $-(1)
July 1 - September 30, 1994                      $.343             $.406
October 1 - December 31, 1994                    $.406             $.20
January 1 - March 31, 1995                       $.031             $.438
April 1 - June 30, 1995                          $.08              $.375
July 1 - September 30, 1995                      $.08              $.29
October 1 - December 31, 1995                    $.08              $.67
January 1 - March 31, 1996                       $.15              $.51
April 1 - June 30, 1996                          $.16              $.31
July 1 - September 31, 1996                      $.18              $.38
---------------------

(1)   Price information not available.

As of August 31, 1996, there were 146 holders of record of the Company's common stock. The closing bid price quoted on the OTC Bulletin Board for the Company's Common Stock at October 25, 1996 was $.21.

      The Company has never declared or paid, and has no present intention to pay, cash dividends on its Common Stock. Any future dividends will necessarily depend upon the Company's future earnings, capital requirements, financial condition and other factors.

ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR FINANCIAL  CONDITION AND
            --------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------
General

      In November 1995, officers and directors tendered their resignations, and new management took control of the Company. Management intends to establish specific direction for the Company in the business of distributing and producing entertainment programming including feature films and license rights to libraries already held by the Company.

      As part of the agreement between the Company and prior management, the former president assumed certain notes payable and the rights and liabilities of an agreement between the Company and Web Broadcasting Systems ("Web"). As consideration to the Company, Web returned 200,000 common shares to the Company in February 1996, and the Company expensed $50,000 already advanced to the partnership.

Results of Operations

      Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

      The following is a discussion of material changes in the consolidated results of operations of Century Technologies, Inc. which occurred in the twelve months ended December 31, 1995.

      For  the  year  ended  December  31,  1995,  the  Company   experienced  a
significant net loss from operating activities of $6,295,670 compared to $731,671 for the same period in 1994, which was attributable to the Company taking a one-time charge for rescinded transactions and obsolete equipment in the amounts of $5,886,200 and $60,462.

General and Administrative Expenses

      For the year ended December 31, 1995, the decrease in general and administrative expenses is primarily due to a decrease in compensation paid to employees, directors and consultants for services rendered. More specifically, the Company issued stock for services valued at $272,800 in 1994 largely due to attempts to generate operations and to seek merger and acquisition candidates. The Company issued only $102,000 in common stock in exchange for services in 1995.

Write-Off of Film Library

      The increase in total expenses in 1995 compared to 1994 predominantly reflects the write-off of assets relating to various feature libraries, list of titles and two packages containing two and five titles, respectively. Prior to becoming involved with the Company, current management was led to believe that these titles were in proper order and that previous management had performed the necessary due diligence to establish the proper chain of title in order to conclude licensing deals and market the titles. Upon conducting its own due diligence review regarding the chain of title of the features, the Company was compelled to cancel or rescind all transactions entered into by previous management regarding feature films and broadcast air time as of December 31, 1995. This action resulted in reductions in the Company assets of $5,386,200 and $500,000 respectively. The write off of the film library and related assets also accounts for the significant increase in net loss and net loss per common share.

      In addition, management has chosen to proceed conservatively by continuing to reflect liabilities relating to the transactions until the successful disposition of a lawsuit filed in August 1996 by the Company against an individual and two affiliated companies in connection with such transactions.

      In October 1995, the Company canceled a note payable of $1,800,000 and 1,000,000 shares of preferred stock valued at $4.00 per share upon the execution of a new agreement for the Spanish title library which superseded a previous agreement executed in November 1994. This agreement has also been rescinded by the Company and is a subject of the same lawsuit filed by the Company in August 1996.

      The increase in total expenses also reflects the Company's decision to dispose of $60,742 in obsolete theatrical and film editing equipment which would have been prohibitively expensive to repair and operate.

Liquidity and Capital Resources

      The Company experienced cash flows from financing activities of $320,500 of which $165,500 were proceeds from the sale of common stock and the balance from notes payables.

      In November 1995, the Company announced that it had been named as a defendant in a lawsuit styled FERATON ANSTALT VS. CENTURY TECHNOLOGIES, INC. alleging that the Company owed $1,000,000 plus interest on a promissory note that it had issued to another party. In April 1996, the Company announced that it had issued 356,000 shares of its restricted common stock in exchange for the dismissal of the suit.

      Also in April 1996, the Company announced that it had rescinded or canceled all agreements entered into by previous management with an individual and two of his affiliated companies. These agreements pertained to various film titles and license rights and broadcast air time and were subject to provision of documentation supporting chain of title and ownership which were never produced. The Company filed suit in August 1996 in order to effectuate the rescissions and for damages.

     In June 1996, the Company entered into a letter of intent with a Affinity Entertainment, Inc., a producer of television programming and movies, to purchase a majority interest in the Company with the expectation of receiving financing as part of such investment. As of October 25, 1996. Affinity had advanced $400,000 on an unsecured basis to the Company in order to allow the continuation of the Company's operations.

      As of December 31, 1995, the Company had not commenced active business operations. However, in 1996 the Company anticipates that distribution sales, sales of restricted common stock, investments through co-productions and loans together with funds advanced by Affinity will be adequate to meet its cash flow requirements for fiscal year 1996.

ITEM 7.     FINANCIAL STATEMENTS
            --------------------

      The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.


ITEM 8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON  ACCOUNTING AND
            --------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

      On April 11, 1996, A.J. Robbins, P.C. was replaced as the Company's auditors. During the two most recent fiscal years and interim period subsequent to December 31, 1994, there were no disagreements with A.J. Robbins, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. The report of A.J. Robbins, P.C. for the fiscal years ended December 31, 1993 and December 31, 1994 did not contain an adverse opinion, disclaimer of opinion, qualification, or modification as to audit scope or accounting principles; however, the opinion did contain a modification as to uncertainty as to substantial doubt about the Company's ability to continue as a going concern. On April 26, 1996, the Board of Directors of the Company appointed Weinberg, Pershes & Company, P.A. as independent auditors of the Company for the fiscal years ended December 31, 1995, and 1996. Weinberg, Pershes & Company, P.A. has not consulted with the Company as to accounting policies or issues prior to engagement.

                                   PART III

ITEM 9.     DIRECTORS,  EXECUTIVE   OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            --------------------------------------------------------------------
            COMPLIANCE UNDER SECTION 16(A) OF THE EXCHANGE ACT
            --------------------------------------------------

      The following table sets forth the names, ages and positions with the Company of the executive officers, directors and a key employee of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

      Name                    Age         Position
      ----                    ---         --------

Peter B. Newgard              39          President, Chief Executive
                                          Officer, Secretary, Treasurer
                                          and Director

Alan Horowitz                 66          Director

Jeffrey Kazmark               48          Director

Joe Levinsohn                 57          President of International
                                          Division

      The officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Mr. Newgard and Mr. Levinsohn devote substantially full time to the business of the Company. Except for options granted to the Company's outside directors the Company has no compensation arrangements for any of such directors.

      PETER B. NEWGARD -- In November 1995, Mr. Newgard was selected as President and Chief Executive Officer of Century to assemble a qualified team for the purpose of bringing focus to the Company's goals of co-producing original product and distribution of features and television programming to all media worldwide including network and cable television in the U.S. marketplace. An experienced executive in television distribution and syndication, Mr. Newgard formed Newgard Entertainment Group, Ltd. in 1991 to be a worldwide distributor of film and television programming. Markets included broadcast, first run syndication, cable programming and home video. Newgard Entertainment Group, Ltd. distributed for television, cable, pay cable, and all ancillary sales with successfully forays in the pay-per-view business. He created strategic alliances with various companies worldwide which has allowed direct access to Japan, the Far East, Mexico, South America and Europe. In addition, he provided consultant services to a number of companies in the worldwide television marketplace.

      As one of four original Vice Presidents establishing the syndication drive at Buena Vista Television, Mr. Newgard opened the Southern Division of the television arm of The Walt Disney Company. Responsibilities included overseeing all sales and administration for 11 Southern States and direct involvement in numerous station group sales. At The Walt Disney Company, Mr. Newgard launched first run series such as "Regis and Kathie Lee", "Win, Lose or Draw" and Siskel and Ebert". Also Mr. Newgard was one of the key executives responsible for reintroducing Disney animation to television with highly successful series such as "Ducktales" and "Chip 'n' Dale". Prior to his successful ground breaking with The Walt Disney Company, Mr. Newgard served as Vice President, Division Manager, MGM/UA Television, another major film industry participant.

      Mr. Newgard also has extensive professional television and film production experience stemming from his initial and varied television production work at KUAT-TV in Tucson, Arizona and his long association with Petersen Communications, Inc., one of Hollywood's longest subsisting independent producers, where he served as Executive Vice President in charge of Sales.

      JEFFREY KAZMARK -- Mr. Kazmark has served as a director of the Company since December 1995. In 1971, Mr. Kazmark relocated to Washington, D.C. where he worked for WGAY-AM/Fm selling radio time and was promoted to Senior Account Executive. In 1974, Mr. Kazmark joined WRC-TV, NBC Television's proprietary owned and operated station, as one of the youngest Account Executives in the company at that time. A year later, he was promoted to National Account
Executive for NBC and relocated to Los Angeles. Between 1979 and 1985, Kazmark held additional positions in sales and management in both Los Angeles and New York for the Company.

      In 1985, Mr. Kazmark was named President of Advertising Sales at Access Entertainment where he ran the advertising related sponsorship side of the company. After leaving Access, Kazmark went back to NBC and then returned to New York where he was promoted to Director of Sales for WNBC. In 1990, Mr. Kazmark returned to Los Angeles to work with Orbis Communications, a subsidiary of Carolco Pictures, as the head of West Coast Sales Operation for Syndication. At Orbis, Mr. Kazmark was an integral part of the sales team launching the first run series "The Joker's World" and "The $100,000 Pyramid" and numerous feature packages including the Carolco catalog of movies. In 1992, Mr. Kazmark became Vice President of Television of Carolco Services. While at Carolco Mr. Kazmark was the key television sales executive on such major features as "Basic Instinct", "Universal Soldier", Total Recall" and "Terminator 2". Mr. Kazmark formed Kazmark Entertainment Group, a film and television production and distribution company in 1993.

      ALAN HOROWITZ -- Mr. Horowitz has served as a director of the Company since December 1995. After serving in the U.S. Marine Corps, Mr. Horowitz worked for HRH Construction Corporation in New York as a project manager ending up as president of its subsidiary, HRH California, Inc. in Los Angeles. In 1965, Mr. Horowitz entered the entertainment business joining United Picture Corporation starting as Assistant to the Producer. Since that time, he has been involved in all aspects of television and motion picture production. He served on the Board of Directors and was Executive Vice President of Albert S. Ruddy Productions where he worked on major productions such as "The Godfather" and "The Longest Yard."

      In 1979, Mr. Horowitz became Vice President and Executive Production Manager of MGM Television. While at MGM, Mr. Horowitz oversaw production of numerous features and series for NBC such as "Chips", "French Atlantic Affair" (a six-hour mini-series for ABC), "Beyond Westworld" and "The Goodbye Girl," Mr. Horowitz' other credits include Executive Production Manager on the feature film "Heaven Can Wait," Executive Producer on the feature film "Paramedics" and Associate Producer on Universal's "Bandit" television feature series which consisted on four two-hour movies. Mr. Horowitz continues to work in the entertainment industry as a consultant to numerous production companies on development, production and post-production. Mr. Horowitz is a member of the Academy of Motion Picture Arts and Sciences.

      JOE LEVINSOHN -- In January 1996, Mr. Levinsohn joined Century as President of its International Division. His duties are to establish the Company as an important participant in the international marketplace which includes all sales and distribution, and acquisition of product for distribution worldwide. Mr. Levinsohn is also responsible for identifying possible partners for strategic alliances, co-production and co-financing. He has over thirty years of experience in the entertainment industry working with companies in the international arena of sales, development, marketing, product evaluation, co-production and global broadcasting worldwide. As Director of Television Sales and Marketing for ABC Pictures International, Mr. Levinsohn joined the American Broadcasting Company in 1980 where he was responsible for the worldwide licensing of all ABC produced programming including ABC News. He was also responsible for international co-production and the identification of alliance partners. His tenure with ABC culminated with his selection as Vice President and Managing Director of ABC Sports Worldwide Sales & Marketing where he devised strategies to maximize international revenues for both in-house product and international material acquired abroad.

      Mr. Levinsohn relocated to Los Angeles in 1986 to join Republic Pictures as President of International with a mandate to establish their international distribution organization. In fulfilling his responsibilities, Mr. Levinsohn developed a client base establishing Republic as one of the leading independent television international distributors in the industry. Mr. Levinsohn went on to identify co-production partners for Republic and set up global alliances with multinational companies to form international co-ventures.

ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------

Cash Compensation

      Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended December 31, 1995 aggregated to $42,612. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission. As indicated, no officer of the Company or any of its subsidiaries received total salary and bonus which exceeded $100,000 during the periods reflected.

                                  Summary Compensation Table

                                                Other                                 All
Name and                                        Annual   Restricted                   Other
Principal                                       Compen-  Stock     Options/  LTIP     Compen-
Position           Period   Salary    Bonus     Sation   Award(s)   Sars(#)  Payouts  Sation
---------          ------   ------    -----     ------   --------- --------  -------  ------
Guido Volante       1995  $ 9,045     -         $ -      1,500,000     -      -       $ -0-
President           1994  $11,225     -         $ -         32,238     -      -       $ -0-
and CEO*            1993  $42,888     -         $ -         25,000     -      -       $ -0-

Peter B. Newgard
President and
CEO*                1995 $17,467      -         $ -      1,000,000 3,500,000  -       $ -0-

-------------------------------

*     Mr. Volante resigned in all capacities with the Company in November 1995 and was succeeded by
      Mr. Newgard.


Employment Agreements

      The Company and Mr. Newgard entered into an Employment Agreement effective October 27, 1995 pursuant to which Mr. Newgard was employed for a 5-year term which anticipates a renewal for two additional one-year periods upon mutual agreement between the parties. Mr. Newgard will receive a base salary of $100,000 per annum, which will be subject to adjustment in the discretion of the Board of Directors of the Company. The Agreement also provides that Mr. Newgard will receive an annual bonus, the terms of which are to be subsequently negotiated. The Company also agreed to issue to Mr. Newgard 1,000,000 shares of its Common Stock as a signing bonus. On October 27, 1995, the closing price of the Company's Common Stock on the OTC Bulletin Board was $.125. The Company also agreed to issue to Mr. Newgard options to purchase and aggregate of up to 3,500,000 shares of Common Stock of the Company. The right to exercise and the exercise price per share as to the related number of shares is as follows: at January 1, 1996, 500,000 shares exercisable at $0.15/share; at January 1, 1997, 500,000 shares exercisable at $.20/share; at January 1, 1998 500,000 shares exercisable at $.25/share; at January 1, 1999 1,000,000 shares exercisable at $.30/share; and at January 1, 2000 1,000,000 shares exercisable at $.50/share. Mr. Newgard will have the right to exercise all such options in the event of any acquisition resulting in change of control of the Company, and would lose the right to exercise any such options if following the aforementioned dates, his employment should terminate by reason of his resignation or by termination of such employment by the Company for cause.

      On January 2, 1996, the Company entered into a one year Employment Agreement with Joe H. Levinsohn, which is subject to renewal by the Company for two successive 12-month periods. During the initial term of the employment agreement, Mr. Levinsohn will be compensated with an annual salary of $100,000, which salary will be increased to $125,000 during the first renewal period and $150,000 for the second renewal period of the employment agreement. At the time of execution, Mr. Levinsohn received 25,000 shares of the Company's restricted Common Stock. In addition, Mr. Levinsohn received options to purchase 300,000 shares of Common Stock of the Company exercisable at $.30 per share for the first installment of 100,000 shares, at $0.50 per share for the second installment of 100,000 shares and $0.75 per share for the remaining 100,000 shares of Common Stock, subject to renewal of the employment agreement by the Company during the successive annual terms. The term of each of the Warrants is for a five-year period following the vesting of the options. Furthermore, Mr. Levinsohn is entitled to receive a bonus at each anniversary date of his employment agreement during the term thereof in an amount equal to 5% of the net earnings of the Company for the preceding period, but not in excess of $50,000.00 per annum.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)
---------------------------------------------------------------------------------
                                            Percent of
                          Number of         Total Options/
                          Securities        SARs Granted
                          Underlying        to Employees        Exercise or
                          Options/SARs      in Fiscal           Base Price      Expiration
      Name                Granted (#)       Year                ($/Sh)          Date
--------------------------------------------------------------------------------------------
Peter Newgard              3,500,000           100%               $.15/.20/      04/01/00
                                                                  .25/.30/.50

Option Exercises and Values at Year End

                    Aggregated Option/SAR Exercises in Last Fiscal Year
                               and FY-End Option/SAR Values

                                                                   Value of
                                                  Number of        Unexercised
                                                  Unexercised      In-the-Money
                                                  Option/SARs      Option/SARs
                                                  at FY-End (#)    at FY-End
                    Shares
                    Acquired on      Value        Exercisable/     Exercisable/
    Name            Exercise (#)     Realized     Unexercisable    Unexercisable
    ----            ------------     --------     -------------    -------------
Peter B. Newgard       -                -         500,000/3,000,000  $0/625,000


Option Grants

      In connection with the Company's Employment Agreement with Peter Newgard, the Company issued to Mr. Newgard options to purchase an aggregate of up to 3,500,000 shares of Common Stock of the Company. The right to exercise and the exercise price per share as to the related number of shares are as follows: At January 1, 1996, 500,000 shares exercisable at $0.15 per share; at January 1, 1997, 500,000 shares exercisable at $0.20 per share; at January 1, 1998, 500,000 shares exercisable at $0.25 per share; at January 1, 1999, 1,000,000 shares exercisable at $0.30 per share; and at January 1, 2000, 1,000,000 shares exercisable at $0.50 per share.

      Each of the options expire five years from applicable vesting date or 90 days from the date Mr. Newgard ceases to be an employee of the Company as a result of either death or disability. At October 27, 1995, the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.125 per share. Mr. Newgard will have the right to exercise all such options in the event of any acquisition resulting in change of control of the Company, and would lose the right to exercise any such options if following the aforementioned dates, his employment should terminate by reason of his resignation or termination of such employment by the Company for cause.

      In connection with the Company's Employment Agreement dated January 2, 1996 with Joe H. Levinsohn, the Company issued to Mr. Levinsohn options to purchase an aggregate of up to 300,000 shares of Common Stock of the Company. The right to exercise and the exercise price per share as to the related number of shares is as follows: At January 2, 1996, 100,000 shares exercisable at $0.30 per share; at January 2, 1997, 100,000 shares exercisable at $0.50 per share; and at January 2, 1998, 100,000 shares exercisable at $0.75 per share; at January 2, 1996, the closing bid price of the Company's Common Stock on the OTC Bulletin Board was $.48.

      Each of the options expires five years from the applicable vesting date or 90 days from the date Mr. Levinsohn ceases to be an employee of the Company as a result of either death or disability. All options will terminate immediately in the event that Mr. Levinsohn's employment with the Company is terminated for cause. The Company has agreed to file a Registration Statement under the Securities Act of 1933 to cover the resale of the shares underlying the options.

      In connection with the selection of Mr. Alan P. Horowitz as a Director of the Company, on December 20, 1995 the Company awarded to Mr. Horowitz options to purchase an aggregate of 125,000 shares of Common Stock of the Company. The right to exercise and the exercise price per share as to the related number of shares are as follows: At December 22, 1995, 25,000 shares exercisable at $0.25 per share; at December 22, 1996, 25,000 shares exercisable at $0.50 per share; at December 22, 1997, 25,000 shares exercisable at $0.75 per share; at December 22, 1998, 25,000 shares exercisable at $1.00 per share; and at December 22, 1999, 25,000 shares exercisable at $1.25 per share. Each of the options is for a five-year term following the date of vesting.

      In connection with the selection of Mr. Jeffrey H. Kazmark as a Director of the Company, on December 20, 1995 the Company awarded to Mr. Kazmark options to purchase an aggregate of 125,000 shares of Common Stock of the Company. The right to exercise and the exercise price per share as to the related number of shares are as follows: At December 22, 1995, 25,000 shares exercisable at $0.25 per share; at December 22, 1996, 25,000 shares exercisable at $0.50 per share; at December 22, 1997, 25,000 shares exercisable at $0.75 per share; at December 22, 1998, 25,000 shares exercisable at $1.00 per share; and at December 22, 1999, 25,000 shares exercisable at $1.25 per share. Each of the options is for a five-year term following the date of vesting.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

     The following table sets forth Common Stock ownership as of September 30, 1996 with respect to (i) each person known to the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock,
(ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 201 North Robertson Boulevard, Beverly Hills, California 90211. Information with respect to the percent of class is based on 13,206,985 shares of the Company's Common Stock issued and outstanding as of September 30, 1996.

                                          Shares                  Percent
      Name                          Beneficially Owned(1)         of Class
      ----                          ---------------------         --------

Peter B. Newgard(2)                      1,500,000                    10.9%
Alan Horowitz(3)                            25,000                     0.1%
Jeffrey Kazmark(4)                          25,000                     0.1%

All Officers and
Directors as a Group
(3 persons)................              1,550,000                    11.1%


(1) Except as otherwise indicated in the footnotes below, each stockholder has sole power to vote and dispose of all the shares of Common Stock listed opposite his name.

(2) Mr. Newgard is President and Chief Executive Officer of the Company. Includes 500,000 shares of Common Stock issuable upon exercise of certain options by Mr. Newgard, but does not include 3,000,000 shares of Common Stock issuable upon exercise of options which have not as yet vested.

(3) Mr. Horowitz is a Director of the Company. Consists of 25,000 shares of Common Stock issuable upon exercise of certain options, but does not include 100,000 shares of Common Stock issuable upon exercise of options which have not as yet vested.

(4) Mr. Kazmark is a Director of the Company. Consists of 25,000 shares of Common Stock issuable upon exercise of certain options, but does not include 100,000 shares of Common Stock issuable upon exercise of options which have not as yet vested.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

      On March 3, 1995, the Company issued to Albert Lanzilli, Jr., a former director of the Company, 25,000 shares of Common Stock as compensation for services to the Board of Directors, which issuance was valued at $25,000. On March 6, 1995, the Company borrowed $25,000.00 from Mr. Lanzilli, pursuant to a three-month promissory note. The loan was to mature June 6, 1995 together with interest at the rate of 8% per annum. In connection with the issuance of such note, the Company also issued options to acquire 25,000 shares of its Common Stock exercisable at $.02 per share which were subsequently exercised. The promissory note was assumed by Mr. Guido Volante, the former President of the Company.

      In June 1995, the Company borrowed $10,000 from Mr. Lanzilli, pursuant to three-month promissory notes. The loan included interest at the rate of 8% per annum. These promissory notes were also assumed by Mr. Volante. On August 1, 1995, the Company borrowed $2,500.00 from Mr. Lanzilli, pursuant to a three-month promissory note. The note was to mature on November 1, 1995 together with accrued interest at the rate of 8% per annum. This promissory note was also assumed by Mr. Volante.

      On September 29, 1995, the Company issued to Emilio Carrillo, a former director of the Company, 50,000 shares of Common Stock of the Company in recognition of services previously provided to the Board of Directors, which issuance was valued at $2,000.

      On September 29, 1995, the Company issued to its former President, Mr. Guido Volante, 1,500,000 shares of Common Stock in lieu of salary, which issuance was valued at $60,000.

      On March 11, 1994, a Letter of Intent was signed and subsequently on May 15, 1995, the Company and WEB Broadcasting Systems, Inc. ("WEB") entered into an agreement to form a general partnership to operate and distribute a graphic and text sports cable programming network pursuant to which the Company had agreed to invest $1,000,000 in such general partnership, to loan the general partnership an additional $2,000,000 and to issue 4,000,000 shares of the Company's Common Stock (subsequently restructured to 200,000 shares of Common Stock) in exchange for which WEB would sell to such general partnership its wire service hardware, software and related technology. On November 1, 1995, the Company, WEB and Mr. Guido Volante entered into an agreement in connection with the termination of Mr. Volante as an officer and director of the Company. Under the terms of this agreement, the parties agreed to the assignment by the Company of all of its rights and interest in the Company's agreement with WEB to Mr. Volante, and WEB agreed to release of the Company from its obligations under such agreement.

      In November 1995, in connection with the resignation of Ms. Miriam Mercado as a Director and Officer of the Company, Ms. Mercado entered into an agreement with the Company. In consideration for the sum of $5,000.00, Ms. Mercado agreed to restrict the disposition of 717,000 shares of Common Stock for various periods. All of the aforementioned shares were subsequently sold.

      On October 27, 1995, the Company issued to Mr. Peter Newgard, its current President, 1,000,000 shares of Common Stock pursuant to his employment agreement with the Company. The issuance was valued at $40,000.00. On February 26, 1996, the Company issued to Mr. Joe Levinsohn 25,000 shares of the Company's Common Stock pursuant to his employment agreement with the Company. The issuance was valued at $1,000.00. Both of these executives received options as part of such employment agreements. See "Executive Compensation"

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K
            --------------------------------------

      (a) (1) and (2) Financial Statements and Schedules
                      ----------------------------------

      The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

      (b)   Reports on Form 8-K
            -------------------

      The Company filed Form 8-K report dated May 16, 1996 (item 4).

      The Company filed Form 8-K report dated June 6, 1996 (item 5).

      (c)   Exhibits
            --------

      The following Exhibits are incorporated by reference or included in this report:

Number            Description Of Document
------            -----------------------

3 (a) Articles of Incorporation incorporated by reference to Form 10 filed May 20, 1993.

3 (b)             By-Laws incorporated by reference to Form 10 filed
                  May 20, 1993.

4                 Specimen   certificate   for  Common  Stock   incorporated  by
                  reference to Form 10 filed May 20, 1993.

10                Employment Agreement with Peter Newgard
                  incorporated by reference to Form 8-K filed
                  November, 1995

16 Letter on change in certifying accountant incorporated by reference to Form 8-K filed May 16, 1996.

27                Financial Data Schedule (Electronic filing only)

                                   SIGNATURE
                                   ---------


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of October, 1996.

                                    CENTURY TECHNOLOGIES, INC.



                                    By:   /s/Peter B. Newgard
                                          ---------------------
                                          Peter B. Newgard
                                          President and Chief
                                          Executive Officer


                  In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

Signature                           Title                   Date
---------                           -----                   ----


                                President and Principal
                                Executive, Financial and
/s/Peter B. Newgard             Accounting Officer          October 29, 1996
---------------------------
Peter B. Newgard



/s/Jeffrey Kazmark              Director                    October 29, 1996
---------------------------
Jeffrey Kazmark



/s/Alan Horowitz                Director                    October 29, 1996
---------------------------
Alan Horowitz

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------

                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                                     REPORT

                             AS OF DECEMBER 31, 1995
                             -----------------------

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                 -------------------------------------------

                                   CONTENTS




    PAGES 1 - 2 - INDEPENDENT AUDITORS' REPORT

    PAGE      3 - CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1994

    PAGE      4 - CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                  DECEMBER 31, 1995, 1994 AND 1993 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 3, 1986) THROUGH DECEMBER 31, 1995 (UNAUDITED)

    PAGES 5 - 7 - CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  OR DEFICIENCY FOR THE PERIOD FROM INCEPTION (DECEMBER 3,
                  1986) THROUGH DECEMBER 31, 1995

    PAGES 8 - 9 - CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 1995, 1994 AND 1993 AND FOR THE PERIOD FROM
                  INCEPTION   (DECEMBER  3,  1986)  THROUGH  DECEMBER  31,
                  1995 (UNAUDITED)

    PAGE 10- 28 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
                  1995, 1994 AND 1993

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:

Century Technologies, Inc. and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Century Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity or deficiency, and cash flows for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The consolidated financial statements of Century Technologies, Inc. and Subsidiaries as of December 31, 1994 and for the years ended December 31, 1994 and 1993, were audited by other auditors whose opinion dated September 22, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Notes 3, 6 and 11, the Company filed a lawsuit to rescind the agreements for the purchase and/or licensing of feature films. The Company has determined that the related assets have been impaired and has expensed the unamortized balances.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 1995 and the results of its operations and cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has not yet commenced operations

Century Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Page Two

and does not have sufficient liquid assets with which to pay expenses when they arise, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 WEINBERG, PERSHES & COMPANY, P.A.



Boca Raton, Florida
August 19, 1996
Except for Note 10 which
 is dated September 16, 1996

           CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 1995 AND 1994

                                     ASSETS
                                     ------
                                                       1995            1994
                                                   -----------      -----------

  Cash                                             $   131,801      $     3,925
  Advances to stockholders                                --              2,700
  Note receivable - related party                         --              3,583
  Furniture, fixtures and
   equipment, net                                        2,095           60,742
  Broadcast time                                          --            500,000
  Feature films and license rights                        --          5,386,200
  Deposits                                                --              1,000
                                                   -----------      -----------

    TOTAL ASSETS                                   $   133,896      $ 5,958,150
    ------------                                   ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY OR DEFICIENCY
               --------------------------------------------------

LIABILITIES
  Notes payable, stockholders                      $ 1,385,318      $ 1,815,000
  Accounts payable                                      63,164           33,301
  Accrued salaries and taxes -
   stockholders                                           --             63,990
  Accrued interest, stockholders                        23,000           10,469
                                                   -----------      -----------

    TOTAL LIABILITIES                                1,471,482        1,922,760
                                                   -----------      -----------
STOCKHOLDERS' EQUITY OR DEFICIENCY
  Preferred stock, no par value;
   10,000,000 shares authorized;
   1,763,334 and 2,763,334 issued
   and outstanding, respectively                     5,102,667        9,102,667
  Common stock, $.00001 par
   value; 200,000,000 shares
   authorized; 13,381,985 and
   6,019,485 issued and outstanding,
   respectively                                            135               59
  Capital in excess of par                           1,091,383             --
  (Deficit) accumulated during the
   development stage                                (7,531,771)      (5,067,336)
                                                   -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY OR
      DEFICIENCY                                    (1,337,586)       4,035,390
                                                   -----------      -----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY OR
     DEFICIENCY                                    $   133,896      $ 5,958,150
     ----------                                    ===========      ===========

           See accompanying notes to consolidated financial statements
                                        3

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------------


                                                                    Period from
                                                                     Inception
                                                                     (December
                                                                      3, 1986)
                                                                      Through
                           For the Years Ended December 31,           December
                       -----------------------------------------     31, 1995
                           1995           1994           1993       (Unaudited)
                       -----------    -----------    -----------    -----------

REVENUES               $      -       $     -        $     -        $      -
                       -----------    -----------    -----------    -----------

EXPENSES:
 General and
  administrative           336,197        720,959        347,806      1,405,820
 Interest                   12,531         10,469        143,962        178,629
 Depreciation
  and
  amortization                 280            243             39            660
 Disposal of
  equipment                 60,462           --             --           60,462
 Writeoff of
  film library           5,886,200           --             --        5,886,200
                       -----------    -----------    -----------    -----------

  Total
   Expenses              6,295,670        731,671        491,807      7,531,771
                       -----------    -----------    -----------    -----------


NET (LOSS)             $(6,295,670)   $  (731,671)   $  (491,807)   $(7,531,771)
---------              ===========    ===========    ===========    ===========


NET LOSS
 PER COMMON
 SHARE                 $      (.78)   $      (.15)   $      (.16)
                       ===========    ===========    ===========

Weighted
 Average Number
 of Common
 Shares
 Outstanding           8,033,935      4,813,983      3,151,509
                       ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                                       CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY OR DEFICIENCY
                                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         ------------------------------------------------------------------------

                                 PREFERRED STOCK           COMMON STOCK
                             ---------------------- -----------------------    CAPITAL - IN    DEVELOPMENT
                               SHARES      AMOUNT     SHARES       AMOUNT      EXCESS OF PAR      STAGE         TOTALS
                             --------- ----------- ----------    ----------   -------------  ------------   ------------
Balances, Inception
 December 3, 1986                 -     $     -          -       $     -      $        -     $       -      $       -
Issuance of common stock for
 services, $.00001 per share      -           -     1,250,000            13            -             -                13
Net (loss) for period
 December 3, 1986 to
 December 31, 1986                -           -          -             -               -               (2)            (2)
                             --------- ----------- ----------    ----------   -------------  ------------   ------------

Balances, December 31, 1986       -           -     1,250,000            13            -               (2)            11
Net (loss) for the year ended
 December 31, 1987                -           -          -             -               -              (20)           (20)
                             --------- ----------- ----------    ----------   -------------  ------------   ------------

Balances, December 31, 1987       -           -     1,250,000            13            -              (22)            (9)
Net (loss) for the year
 ended December 31, 1988          -           -          -             -               -              (20)           (20)
                             --------- ----------- ----------    ----------   -------------  ------------   ------------

Balances, December 31, 1988       -           -     1,250,000            13            -              (42)           (29)
Net (loss) for the year ended
 December 31, 1989                -           -          -             -               -              (20)           (20)
                             --------- ----------- ----------    ----------   -------------  ------------   ------------
Balances, December 31, 1989       -           -     1,250,000            13            -              (62)           (49)

Net (loss) for the year
 ended December 31, 1990          -           -          -             -               -              (20)           (20)
                             --------- ----------- ----------    ----------   -------------  ------------   ------------

Balances, December 31, 1990       -           -     1,250,000            13            -              (82)           (69)
Issuance of common stock for
 services, $.00001 per share      -           -     6,250,000            62            -             -                62
Net (loss) for the year
 ended December 31, 1991          -           -          -             -               -             (191)          (191)
                             --------- ----------- ----------    ----------   -------------  ------------   ------------

Balances, December 31, 1991       -           -     7,500,000            75            -             (273)          (198)
Issuance of preferred stock
 for cable broadcast time,
 $2.80 per share             1,000,000   2,800,000       -             -               -             -         2,800,000
Net (loss) for the year
 ended December 31, 1992          -           -          -             -               -          (12,350)       (12,350)
Retroactive effect of
 contributed and retired
 common stock                     -           -    (4,500,000)          (45)             45          -              -
                             --------- ----------- ----------    ----------   -------------  ------------   ---------

Balances, December 31, 1992  1,000,000   2,800,000  3,000,000            30              45       (12,623)     2,787,452

Issuance of common stock
 for public relations
 services, $.32                   -           -       200,000             2          62,498          -            62,500
Issuance of common stock
 for $3.00 per share cash,
 net of offering costs of
 $6,200                           -           -         9,000         -              20,800          -            20,800
Issuance of common stock,
 $.10 per share cash              -           -            25         -                 250          -               250
Issuance of common stock for
 equipment and feature films,
 $3.00 per share                  -           -        36,000         -             108,000          -           108,000
Issuance of common stock for
 public relations services,
 $.75 per share                   -           -        50,000             1          37,499          -            37,500


















                               See accompanying notes to consolidated financial statements

                                                            5

                                       CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY OR DEFICIENCY
                                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         ------------------------------------------------------------------------

                                 PREFERRED STOCK           COMMON STOCK
                             ---------------------- -----------------------    CAPITAL - IN    DEVELOPMENT
                               SHARES      AMOUNT     SHARES       AMOUNT      EXCESS OF PAR      STAGE         TOTALS
                             --------- ----------- ----------    ----------   -------------  ------------   ------------
Issuance of common stock
 for consulting services,
 $.75 per share                   -    $      -        20,000    $     -      $      15,000  $       -      $     15,000
Issuance of common stock for
 directors' compensation,
 $.75 per share                   -           -       150,000             2         112,498          -           112,500
Issuance of common stock for
 officers' compensation,
 $.53 per share                   -           -        61,331          -             32,601          -            32,601
Issuance of common stock for
 consulting services,
 $.25 per share                   -           -         5,000          -              1,250          -             1,250
Issuance of common stock,
 stock, $1.00 per share cash      -           -         5,000          -              5,000          -             5,000
Issuance of preferred stock
 for feature films, $4.00
 per share                      50,000     151,000       -             -               -             -           151,000
Issuance of preferred stock
 for debt, $3.02 per share     713,334   2,151,667       -             -               -             -         2,151,667
Issuance of common stock
 for debt, $3.15 per share        -           -        30,000          -             94,598          -            94,598
Net (loss) for the year
 ended December 31, 1993          -           -          -             -               -         (491,807)      (491,807)
                            ---------- -----------  ---------    ----------   -------------  ------------   ------------

Balances - December 31, 1993 1,763,334   5,102,667  3,566,356            35         490,039      (504,430)     5,088,311

Contributed capital               -           -          -             -             60,000          -            60,000
Issuance of common stock for
 $.40 per share cash              -           -        12,500          -              5,000          -             5,000
Issuance of common stock for
 consulting services, $.25
 per share                        -           -       495,000             5         123,745          -           123,750
Issuance of common stock for
 directors' compensation,
 $.40 per share                   -           -         2,500          -              1,000          -             1,000
Issuance of common stock for
 directors' compensation,
 $.40 per share                   -           -        25,000          -             10,000          -            10,000
Issuance of common stock for
 $.23625 per share cash           -           -       800,000             8         188,992          -           189,000
Issuance of common stock for
 $1.00 per share cash             -           -         1,500          -              1,500          -             1,500
Issuance of common stock for
 $.75 per share cash              -           -         3,333          -              2,500          -             2,500
Issuance of common stock for
 legal services, $.35 per
 share                            -           -       205,000             2          71,748          -            71,750
Issuance of common stock for
 consulting services, $.20
 per share                        -           -       200,000             2          39,998          -            40,000
Issuance of common stock for
 promotional services, $.10
 per share                        -           -       195,000             2          19,498          -            19,500
Issuance of common stock for
 promotional services, $.10
 per share                        -           -       100,000             1           9,999          -            10,000






















                               See accompanying notes to consolidated financial statements

                                       CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY OR DEFICIENCY
                                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         ------------------------------------------------------------------------

                                 PREFERRED STOCK           COMMON STOCK
                             ---------------------- -----------------------    CAPITAL - IN    DEVELOPMENT
                               SHARES      AMOUNT     SHARES       AMOUNT      EXCESS OF PAR      STAGE         TOTALS
                             --------- ----------- ----------    ----------   -------------  ------------   ------------
Issuance of common stock for
 promotional services, $.10
 per share                        -            -        25,000         -              2,500          -             2,500
Issuance of common stock for
 $.12375 per share                -            -       200,000            2          24,748          -            24,750
Issuance of preferred stock
 for feature films, $4.00
 per share                   1,000,000    4,000,000       -            -               -             -         4,000,000
Predecessor cost adjustment
 for acquisition of film
 rights                           -            -          -            -         (1,085,565)   (3,831,235)    (4,916,800)
Issuance of common stock for
 services, $.00007 per share
 cash                             -            -        15,000         -              1,500          -             1,500
Issuance of common stock for
 compensation, $.259905 per
 share                            -            -        73,296            1          19,049          -            19,050
Issuance of common stock for
 offering costs, $.1375 per
 share                            -            -       100,000            1          13,749          -            13,750
Net (loss) for the year
 ended December 31, 1994          -            -          -           -                -         (731,671)      (731,671)
                             --------- ------------ ----------   ----------   -------------  ------------   ------------

Balance, December 31, 1994   2,763,334    9,102,667  6,019,485           59            -       (5,067,336)     4,035,390

Issuance of common stock as
 incentive for note               -            -        37,500         -             37,500          -            37,500
Issuance of common stock for
 services - unrelated parties     -            -       600,000            7          62,005          -            62,012
          - related parties       -            -     2,550,000           26         101,974          -           102,000
Issuance of common stock for
 cash                             -            -     3,750,000           38         164,962          -           165,000
Issuance of stock to acquire
 interest in General
 Partnership                      -            -       400,000            4          15,996          -            16,000
Exercise of stock options
 at $.02 per share                -            -        25,000            1             499          -               500

Adjustment for licensing of
 film library               (1,000,000)  (4,000,000)     -             -            708,447     3,831,235        539,682

Net loss for the year
 ended December 31, 1995          -            -         -             -               -       (6,295,670)    (6,295,670)
                            ---------- ------------ ----------   ----------   -------------  ------------   ------------

BALANCE, DECEMBER 31, 1995   1,763,334 $  5,102,667 13,381,985   $      135   $   1,091,383  $ (7,531,771)  $ (1,337,586)
--------------------------  ========== ============ ==========   ==========   =============  ============   ============






























                               See accompanying notes to consolidated financial statements

                                                            7

                                       CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   ----------------------------------------------------

                                                                                                     Period from Inception
                                                                                                      (December 3, 1986)
                                                              For the Years Ended December 31,              Through
                                                                1995       1994        1993            December 31, 1995
                                                            -----------  ----------  ----------       ---------------------
                                                                                                          (Unaudited)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                                                $(6,295,670) $ (731,671) $ (491,807)         $  (7,531,771)
  Adjustments to reconcile net (loss) to net cash provided
   by (used in) operations:
   Reduction of film library                                  5,886,200        -           -                 5,886,200
   Depreciation and amortization                                    280         243          39                    660
   Disposal of equipment                                         60,462        -           -                    60,462
   Stock issued for accrued interest                               -           -        140,000                140,000
   Debt issued for services                                        -           -         94,598                 94,598
   Stock issued for services                                    217,512     272,800     246,351                736,664
   Write-off of television pilot                                   -         30,500        -                    30,500
   Deferred acquisition costs                                      -         15,000        -                    15,000
  Changes in:
   Prepaid expenses                                                -         31,250     (31,250)                  -
   Deposits                                                       1,000        -         (1,000)                  -
   Accounts payable                                              29,857       3,826      44,067                 77,719
   Accrued salaries and taxes                                   (57,701)     60,893       3,097                  6,320
   Accrued interest                                              12,531       9,939         530                 34,666
                                                            -----------  ----------  ----------          -------------
     Cash Flows Provided by (Used in) Operating Activities     (145,529)   (307,220)      4,625               (448,982)
                                                            -----------  ----------  ----------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of TV pilot                                              -           -        (30,500)               (30,500)
 Purchase of property and equipment                              (2,095)     (2,553)       (470)                (5,118)
 Purchase of film rights                                        (45,000)     (2,000)       -                   (47,000)
                                                            -----------  ----------  ----------          -------------
   Cash Flows (Used In) Investing Activities                    (47,095)     (4,553)    (30,970)               (82,618)
                                                            -----------  ----------  ----------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Stockholder advances                                              -           (570)     (2,981)                (2,693)
 Proceeds from sale of common stock                             165,500     322,750      26,050                514,300
 Payments on notes payable, related party                          -         (3,814)    (25,155)               (28,969)
 Proceeds from notes payable, related party                     155,000        -         28,969                183,969
 Proceeds from note payable, stockholder                           -         15,000        -                    15,000
 Note receivable, related party                                    -        (18,206)       -                   (18,206)
                                                            -----------  ----------  ----------          -------------
   Cash Flows Provided by Financing Activities                  320,500     315,160      26,883                663,401
                                                            -----------  ----------  ----------          -------------

NET CHANGE IN CASH                                              127,876       3,387         538                131,801

CASH, beginning of period                                         3,925         538        -                      -
                                                            -----------  ----------  ----------          ----------

CASH, end of period                                         $   131,801  $    3,925  $     -             $     131,801
                                                            ===========  ==========  ==========          =============






























                               See accompanying notes to consolidated financial statements

                                                            8

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND FOR THE
          PERIOD FROM INCEPTION (DECEMBER 3, 1986) THROUGH DECEMBER 31,
          -------------------------------------------------------------
                                1995 (UNAUDITED)
                                ----------------

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
----------------------------------------------------------------------

            During 1992, the Company acquired $2,000,000 of feature film licensing rights in exchange for a $2,000,000 note payable which was then converted to 713,334 shares of preferred stock in December 1993.

            During 1992, the Company acquired $4,000,000 of broadcast time valued at the predecessors' cost of $2,800,000 for issuance of 1,000,000 shares of convertible preferred stock. Subsequently, the Company exchanged $2,300,000 of broadcast time for the licensing rights to 165 feature films.

            During 1993, the Company acquired five feature films for issuance of 50,000 shares of preferred stock which have been valued at $151,000.

            In December 1993, the Company converted a note payable of $94,598 for 30,000 shares of common stock.

            During 1993, the Company acquired video production equipment and feature films for 36,000 shares of common stock valued at $108,000.

            During 1993, the Company issued 20,000 shares of common stock for $15,000 of deferred acquisition costs.

            During 1994, the Company acquired a Spanish language film library of 640 feature films valued at $883,200, the predecessor cost, from a stockholder in exchange for 1,000,000 shares of $4 convertible preferred stock and a $1,800,000 note payable. In October 1995, this agreement was cancelled and a new agreement was entered in to.

            During 1994, the Company issued 100,000 shares of its common stock for $13,750 in connection with a cancelled public offering.

            During 1994, the Company paid $530 in interest.

            As of December 31, 1995, the Company has deemed the value of the feature films, the feature film license rights and the broadcast time rights to be impaired and as a result has expensed the unamortized balance.

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

            Organization
            ------------

            Century Technologies, Inc. (a development stage company) (the Company) was incorporated under the laws of Colorado on December 3, 1986. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Since inception, activities have been limited to raising capital.

            In July 1993, the Company formed two wholly-owned subsidiaries. World Gaming Network, Inc. and Century
            Productions. As of December 31, 1995, there has been no significant activity by either subsidiary.

            In early 1996, the Company unilaterally rescinded all of its contracts for its acquisitions of broadcast time and feature films. Subsequently, the Company filed a lawsuit seeking a declaratory judgement as to the Company's right to rescind these agreements (See Notes 3, 6 and 11).

            On November 9, 1995, the former President and Secretary/ Treasurer resigned.

            Principles of Consolidation
            ---------------------------

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

            Income Taxes
            ------------

            Effective  January 1, 1993,  the Company  has adopted the  liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. For financial reporting, start-up costs are expensed as incurred; for tax purposes they are capitalized and will be amortized over five years when operations begin. Amortization of film license rights is amortized by the individual

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDING DECEMBER 31, 1995, 1994 AND 1993
              -----------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

            film forecast method for financial statement purposes but is amortized over 10 years on the straight-line basis for tax purposes.

            The Company is not in operation at this date. Therefore, $7,500,000 has been capitalized, had not been deducted for tax purposes and represents a deferred tax asset of $2,550,000 at December 31, 1995. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.

            Reclassification
            ----------------

            Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the current year. These reclassifications had no effect on results of operations or accumulated deficit as previously reported.

            Feature Films and Feature Film License Rights
            ---------------------------------------------

            Amortization of feature films and feature film license rights (which have all been released) are computed on the individual-film-forecast method in the same ratio that current years' revenues will bear to anticipated total gross revenues. The anticipated total gross revenues are estimated by management and will be reviewed quarterly, therefore, revisions to amortization rates and write downs to net realizable value may occur.

            Property and Equipment
            ----------------------

            Property and equipment are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of 5-10 years for equipment and 7-15 years for leasehold improvements. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------


            Loss Per Common Share
            ---------------------

            Loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of common stock and common stock equivalents assumed outstanding during the period. The conversion of preferred stock, warrants and common stock options were anti-dilutive and were not included in the calculation of the weighted average common shares outstanding.


            Use of Estimates in the Preparation of
            --------------------------------------
            Consolidated Financial Statements
            ---------------------------------

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Statement of Cash Flows
            -----------------------

            For purposes of this statement, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

            Significant Concentration of Credit Risk
            ----------------------------------------

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $60,000 and -0- for 1995 and 1994, respectively, for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE  2 - GOING CONCERN
-----------------------

            The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet commenced operations, has never generated revenue and has minimal cash to operate at December 31, 1995. The Company's continuation as a going-concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately attain profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts that might be necessary should the Company be unable to continue as a going concern.

NOTE  3 - IMPAIRMENT OF FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
--------------------------------------------------------------------------------
          TIME RIGHTS
          -----------

            On December 2, 1992, the Company acquired the rights to $4,000,000 in broadcast time on Channel America, a national television network formed by 93 low-power and full-power affiliates across the United States. As consideration for the transfer, the Company issued 1,000,000 shares of its preferred stock. The preferred stock is able to be converted to common stock after two years at the then current market price, provided, however, that the conversion amount will not equal more than 7 1/2% of the issued and outstanding shares of the Company. The Company can redeem the preferred stock at any time prior to conversion for $4,400,000.

            If the stock is not redeemed, the preferred stockholder has a right to receive the first $200,000 of net earnings as a dividend and 5% of the net earnings per year thereafter. On October 22, 1994, the parties agreed to extend the conversion date of the preferred stock to March 31, 1996. The value of the broadcast time and preferred stock was recorded at $2,800,000 which approximates the transferor's historical basis. As of December 31, 1995, the Company has determined that the value of the broadcast time has been impaired and has expensed the remaining unamortized balance (See Notes 6 and
            11).
                                       13

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE  3 - IMPAIRMENT OF FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
--------------------------------------------------------------------------------
          TIME RIGHTS (CONTINUED)
          -----------------------


            On December 2, 1992, the Company acquired license rights for 100 feature films. The license period was for 10 years for the television and home video media. The license fee was $20,000 per film for total consideration of $2,000,000 payable on December 2, 1994 with interest at 7% per year, payable at maturity, collateralized by the film license rights. This agreement was subsequently divided into two separate agreements and two separate notes of $1,000,000 each. On December 29, 1993, the two $1,000,000 notes plus accrued interest of $151,667 were converted to 713,334 shares of its preferred stock ($3.02 per share). These shares were convertible into common stock at $3.00 per share after three years and were callable at any time. Upon conversion, the note holder represented to the Company that one of the $1,000,000 promissory notes was lost. In fact, in February, 1993, unbeknownst to the Company, the note holder transferred all right, title and interest in one of the notes to a third party who filed a lawsuit against the Company for non payment on the note. The Company settled the lawsuit in 1996, by issuing the third party 356,667 shares of the Company's common stock and canceled 356,667 shares of convertible preferred stock. As of December 31, 1995, the Company has determined that the value of the license rights has been impaired and has expensed the remaining unamortized balance (See Notes 6 and 11).

            On October 26, 1993, the Company acquired title to five feature films. As consideration, the Company issued 50,000 shares of its preferred stock valued at $151,000 to the sole shareholder of a company that owned the Company's preferred stock. These shares were convertible into common stock at $3.00 per share after three years and were callable at any time. As of December 31, 1995, the Company has determined that the value of the films has been impaired and the Company has expensed the unamortized balance (See Notes 6 and 11).

            During 1993, the Company acquired two feature films and video production equipment for 36,000 shares of common stock valued at $50,000 and $58,000, respectively. The Company has abandoned the equipment and has written off the two feature films. (See Notes 4, 6 and 11).

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------



NOTE  3 - IMPAIRMENT OF FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
--------------------------------------------------------------------------------
          TIME RIGHTS (CONTINUED)
          -----------------------


            On March 11, 1994, the Company entered into a letter of intent to form a general partnership (WSN) with an unrelated party (WBS) which was to operate and distribute a graphic and text sports cable programming network. The Company finalized this agreement and agreed to invest $1,000,000 into WSN and loan $2,000,000 to WSN with interest at 7.5% per annum due in five years. WBS agreed to sell its wire service software, hardware and technology to WSN for $1,000,000 and 400,000 shares of the Company's common stock. As part of the resignation of the former president, the former president assumed the Company's general partnership interest and all liabilities related to this agreement and in 1996, WSN returned 200,000 of the 400,000 shares of the Company's common stock.

            On September 20, 1994, the Company acquired the licensing rights to one feature film for $2,000. This licensing right has been fully amortized in 1995, since no revenues have or will be generated (See
            Note 6).

            On October 22, 1994, $2,300,000 in broadcast time rights which the Company owned were exchanged for licensing rights to 165 feature films. The term of the license rights was 10 years. During those 10 years, the Company had the right to unlimited exhibitions and reproductions and could have assigned any and all rights acquired. As of December 31, 1995, the Company has determined that the value of the film and broadcast time rights has been impaired and has expensed the unamortized balance (See Notes 6 and 11).

            On November 30, 1994 the Company purchased a Spanish language library of 640 feature films from a stockholder of the Company. As consideration, the Company issued a $1,800,000 note payable and issued 1,000,000 shares of the Company's preferred stock. These

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE  3 - IMPAIRMENT OF FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
--------------------------------------------------------------------------------
          TIME RIGHTS (CONTINUED)
          -----------------------

            feature films were valued at $883,200 which was the predecessor's cost. A predecessor cost adjustment of $4,916,800 was charged to stockholders' equity. On October 2, 1995, this agreement, note and preferred stock were cancelled and the Company executed a new agreement calling for a down payment of $200,000 and a balance of $1,600,000 to be paid over 10 years from the proceeds received from the exhibition of the films. The terms call for no interest to be charged. The Company has adjusted this stream of payments to its net present value using an 8.5% interest rate. As of December 31, 1995, the Company has determined that the value of the films have been impaired and has expensed the cost (See Notes 6 and 11).

NOTE  4 - PROPERTY AND EQUIPMENT
--------------------------------

            Property and equipment consists of the following as of December 31:

                                    1995           1994
                                  ----------     -------

            Idle equipment        $     -        $   58,000
            Office furniture
             and equipment             2,095          2,753
            Leasehold improvements      -               270
                                  ----------     ----------
                                       2,095         61,023
            Less accumulated
             depreciation               -              (281)
                                  ----------     ----------

                                  $    2,095     $   60,742
                                  ==========     ==========


            In 1995, the Company expensed $60,462 of obsolete and idle equipment which consisted primarily of theater projection and film editing equipment.

            Depreciation and amortization was $280, $243 and $39 for the years ended December 31, 1995, 1994 and 1993, respectively.

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------

NOTE  5 - NOTES PAYABLE
-----------------------

            On November 30, 1994, the Company purchased a Spanish language library of 640 feature films. As consideration, the Company issued 1,000,000 shares of $4 convertible preferred stock and a $1,800,000 note payable. In October 1995, the agreement, note and preferred stock were cancelled and a new agreement was executed. The Company paid a down payment of $45,000 and owed an additional down payment of $155,000 if within 60 days of the execution of the agreement the licensee received proper chain of title. It is the Company's position that it has not been provided. The total consideration to be paid was $1,800,000 including the down-payment. The $1,600,000 portion was to be paid from revenues collected over a period of 10 years. This outstanding balance has been reduced to its net present value using an interest rate of 8.5%. The Company considers the films to be impaired and has expensed the unamortized balance.

            On December 21, 1994, the Company signed a promissory note for $15,000 from one of its stockholders payable in 90 days with interest at 8% per year. This note was assumed by the former president in October 1995.

            In 1995, the Company borrowed $170,000 from various stockholders payable within one year with interest at 8.5%.

NOTE  6 - RELATED PARTY TRANSACTIONS
------------------------------------

            During 1993, a company owned by the majority stockholder of the Company (CP) made net advances totalling $3,814 to the Company with interest of 10% per annum. Accrued interest was $530 at December 31, 1993. During 1994, the Company repaid the advances from CP and made non-interest bearing advances totalling $18,206 to CP. During 1994, CP assumed certain liabilities of the Company totalling $14,623. During 1994, CP made advances in the amount of $18,789.

            During the period December 1992 to March 1993, the Company leased office space from a former officer of the Company on a month-to-month basis for $1,200 per month. Rent expense was $3,600 and $1,200 for the years ended December 31, 1993 and 1992, respectively.

            On February 3, 1995, the Company borrowed $2,500 from a stockholder under a promissory note. Repayment was to be made within three

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE  6 - RELATED PARTY TRANSACTIONS  (CONTINUED)
-------------------------------------------------

            months from the date of the note together with accrued interest computed at the rate of 9% per annum. The note was able to be converted, at the option of the holder, into restricted preferred shares of the Company at the conversion rate of one restricted share for each $5.00 of unpaid principal and accrued interest. In 1995 the note was assumed by the former president of the Company.

            On March 3, 1995, the Company issued one of its former directors 25,000 shares of its common stock as compensation for services to the Company valued at $25,000.

            On March 6, 1995, the Company borrowed $25,000 from one of its former directors under a promissory note. Repayment was to be made within three months from the date of the note, together with accrued interest computed at the rate of 8% per annum. As additional inducement for the loan, the Company issued options to acquire 25,000 shares of its common stock exercisable at $.02 per share. These options were exercised in 1995 and the note was assumed by the former president.

            In June and August 1995, the Company borrowed $12,500 from one of its directors under three promissory notes. Repayment was to be made within three months from the date of the notes together with accrued interest computed at the rate of 8% per annum. The notes were assumed by the former president.

            On September 29, 1995, the Company issued a director 50,000 shares of common stock for his three years of service on the Board of Directors valued at $2,000.

            On September 29, 1995, the Company issued to the former president 1,500,000 shares of its common stock for services rendered valued at $60,000.

            On October 27, 1995, the Company authorized the issuance of 1,000,000 shares of common stock to the current president in accordance with his employment agreement valued at $40,000.

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE  6 - RELATED PARTY TRANSACTIONS  (CONTINUED)
-------------------------------------------------

            On November 7, 1995, notes totalling $12,500 due to a former officer were converted to common stock at $1.00 per share.

            During the two month period ended December 31, 1995, the Company leased office space from the current president of the Company on a month to month basis.

            On February 26, 1996, the Company issued to an employee, as called for in his employment agreement, 25,000 shares of the Company's common stock valued at $.04 per share.


NOTE  7 - STOCKHOLDERS' EQUITY
------------------------------

            During 1993, the Company sold six units (each unit consisting of 1,500 shares of common stock at $3.00 per share) at a price of $4,500 per unit and exchanged 24 units, of which 22 units were issued to the sole stockholder of a company that owns the Company's preferred stock. The Company received net proceeds of $20,800 from the sale of the six units.

            During 1993, the Company sold 25 shares of its common stock in a private sale and received $250.

            During 1993, the Company issued 255,000 shares of common stock in consideration for public relations and consulting services valued at $101,250.

            On January 12, 1993, the Company approved the reacquisition and retirement of 4,500,000 shares of its outstanding common stock from

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE  7 - STOCKHOLDERS' EQUITY  (CONTINUED)
-------------------------------------------

            the majority stockholder for no consideration as a contribution to capital. All references throughout the consolidated financial statements, including per share data give retroactive effect to the stock retirement.

            In December 1993, the Company issued 25,000 shares of its common stock to each of its six directors in consideration for services valued at $112,500.

            In December 1993, the Company issued 61,331 shares of its common stock to officers for services valued at $32,601.

            During December 1993, the Company converted $98,598 in debt to 30,000 shares of common stock. In January 1994, the Company received $60,000 from the stockholder as contributed capital.

            On December 31, 1993, the Company sold 5,000 shares of common stock for $5,000.

            During 1994, the Company issued options to acquire 150,000 shares of its common stock to an officer/ stockholder. The options were exercisable at 85% of the fair market value of the stock on the date of grant or $.20 per share through May 1997. As part of the officer's terminations, these options were cancelled.

            In January 1994, the Company sold 12,500 shares of common stock in a private sale and received $5,000.

            On February 16, 1994, the Company granted options to purchase 400,000 shares of its common stock to an unrelated financial consultant as compensation for future services. The options are exercisable at the option of the holder over a period of five years at $.625 per share at any time between February 16, 1994 and February 16, 1999 in blocks of 50,000 shares. No options have been exercised to date.

            In February 1994, the Company issued 2,500 shares of its common stock to an employee as additional compensation.

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE  7 - STOCKHOLDERS' EQUITY  (CONTINUED)
-------------------------------------------

            The Company also granted the employee options to purchase an additional 2,500 shares of its common stock at $.10 per share which are exercisable after 30 days of employment. As of December 31, 1995, these options have expired.

            In April 1994, the Company entered into a subscription agreement with an entity to issue 1,000,000 shares of its common stock for a $250,000 note receivable ($.25 per share) with payment due July 14, 1994, and collateralized by the Company's common stock. During 1994, the Company adjusted the purchase price of the stock and received a total of $213,750, net of offering costs of $13,750, from the subscription agreement and issued 496,000 shares of its common stock.

            In June 1994, the Company issued 25,000 shares of its common stock valued at $10,000 to one of the former directors as compensation for their services.

            In September and October 1994, the Company sold 229,833 shares of its common stock and received $46,500.

            In September 1994, the Company issued 205,000 shares of its common stock for consulting services.

            In November 1994, the Company issued 15,000 shares of its common stock to a stockholder for the services rendered on the private placement.

            In December 1994, the Company issued 200,000 shares of its common stock for $15,250 in consulting services.

            On June 26, 1995, the Company entered into a public relations agreement with a public relations firm whereby the firm would provide marketing and promotional services in exchange for 550,000 shares of the Company's common stock, valued at $.10 per share. Contingent upon financing being acquired by the Company, the agreement will be on a cash basis of $10,000 per month for the first year and an automatic renewal for two years at $15,000 per month. This agreement was cancelled in late 1995.

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE  7 - STOCKHOLDERS' EQUITY  (CONTINUED)
-------------------------------------------

            On August 30, 1995, the Company sold 2,250,000 shares of its common stock in a private sale at $.04 per share for a total of $90,000 for the purpose of the acquisition of WSN and working capital (See Note
            3).

            On October 11, 1995, the Company sold 1,500,000 shares of its common stock under a Regulation S filing at $.05 per share for a total of $75,000.

            On October 16, 1995, the Company issued 400,000 shares of its common stock as part of the agreement with WSN relating to the general partnership. In November 1995, the Company's investment in the general partnership was transferred to the former President and in 1996 WSN returned 200,000 shares. The stock was recorded at a value of $16,000 (See Note 3).

            On November 7, 1995, the Company issued 50,000 shares of the Company's common stock to a consultant in lieu of payment for services valued at $7,013.


                     STOCK OPTIONS ISSUED BUT UNEXERCISED
                     ------------------------------------

            NUMBER OF SHARES     EXPIRATION DATE     EXERCISE PRICE
            ----------------     ---------------     --------------

              400,000            February  14, 1999         .62
               50,000            December  20, 2000         .25
               50,000            December  20, 2001         .50
               50,000            December  20, 2002         .75
               50,000            December  20, 2003        1.00
               50,000            December  20, 2004        1.25
              100,000            January    2, 2001         .30
              500,000            January    1, 2001         .15
              500,000            January    1, 2002         .20
              500,000            January    1, 2003         .25
            1,000,000            January    1, 2004         .30
            1,000,000            January    1, 2005         .50
          ----------------

            4,250,000
          ================

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             ----------------------------------------------------




NOTE  8 - STOCK OPTION PLANS
----------------------------

            1992 Incentive Stock Option Plan
            --------------------------------

            During 1992, the Board of Directors adopted the "1992 Incentive Stock Option Plan" reserving 500,000 shares of the Company's common stock for said plan. It is a qualified plan under Section 422 of the Internal Revenue Code of 1986, as amended.

            The purchase price of each share of common stock placed under option shall not be less than 100% of the fair market value on the date the option is granted unless the optionee owns more than 10% of the voting stock of the Company, then the purchase price shall be 110% of the fair market value. The option period shall not be more than 10 years (five years for 10% stock holders) from the date of grant and will expire one year from the date of optionee's termination. To date, no options have been granted.

            The Board of Directors further adopted the "1992 Non- Statutory Stock Option Plan" reserving 1,000,000 shares of the Company's common stock which shall not be a qualified plan under the Internal Revenue Code of 1986, as amended.

            The purchase price of each share of common stock placed under option shall be not less than 100% of the fair market value on the date the option is granted. The option period shall not be more than 10 years from the date of grant and will expire one year from the date of optionee's termination. To date, no options have been granted.

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE  9 - EMPLOYEE STOCK COMPENSATION PLAN
------------------------------------------

            The Board of Directors elected to adopt the 1994 Employee Stock Compensation (ESC) Plan effective September 12, 1994. The board authorized the issuance of 1,000,000 shares of $.00001 par value common stock issuable upon awards under the ESC Plan and such number of shares is to be formally reserved solely for the purpose of this plan. 500,000 of these shares are to be registered under the Securities Act of 1993, as amended, under cover of a registration statement on Form S-8. During September and October 1994, 205,000 shares were issued to an attorney for legal fees of $71,750 and 295,000 shares were issued for $29,500 in consulting services.


NOTE 10 - COMMITMENTS
---------------------

            During 1993, the Company entered into a license agreement with an unrelated entity whereby the entity obtained the exclusive right and license under copyright to duplicate, manufacture, market, promote, sell and exploit at its sole discretion all forms of videograms from the Company's film library for home use in English and Spanish. The territory consisted of the United States of America, all U.S. Military installations around the world and Mexico for a period of ten years. The Company was entitled to receive royalties on the amount of 15% and 10% of gross receipts derived from the sale of video devices with a suggested retail price at or below $20 and gross receipts from video devices with a suggested retail value over $20, respectively. The Company was entitled to 20% of any gross receipts received by FRE from the sale and distribution by third party sub license agreements. This agreement has been cancelled under the rescission of the agreement regarding the film library (See Note 3).

            On January 26, 1994, the Company entered into an agreement with an unrelated consultant whereby consultant is to provide marketing and promotional services for the Company to assist in obtaining financing for the acquisition of a casino. During 1994, a consultant was paid approximately $50,000 and the agreement was terminated.

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------

NOTE 10 - COMMITMENTS  (CONTINUED)

            On  January  3,  1994,  the  Company   entered  into  an  employment
            agreements with its former president and former vice president/ secretary/ treasurer for a period of five years. In 1994, the Company issued 73,296 shares of its common stock to the vice president/secretary/ treasurer for $19,050 of accrued salary and accrued $48,775 for the president for the year ended December 31, 1994. As of December 31, 1995, there was no compensation or amounts owed to the former officers.

            On October 27, 1995, the Company entered into an employment agreement with its CEO/current president. The agreement calls for an annual salary of $100,000 plus 20% of net after tax earnings of the Company. As part of this agreement, the Company issued the executive 1,000,000 shares of the common stock of the Company. As additional compensation, the president has been granted stock options totalling, 3,500,000 shares at exercise prices ranging from $.15 to $.50 to be exercised at a specific amount each year.

            The Company leased office space from an unrelated entity under a month-to-month operating lease for $857 per month. Rent expense was $6,207 and $8,458 for the years ended December 31, 1995 and 1994 respectively. The Company moved its operations to California in November 1995 and the lease was terminated.

            On February 21, 1996, the Company was informed that an informal inquiry of the Company and certain transactions had been initiated by the Enforcement Branch of the United States Securities and

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE 10 - COMMITMENTS  (CONTINUED)
----------------------------------

            and Exchange Commission. The Company has supplied the Commission with all documents as requested. The Company's Board of Directors have authorized and instructed management to comply with the requests of the Commission which the Company has done.

            On September 13, 1996, the staff of the Securities and Exchange Commission notified the Company that the Division of Enforcement intended to recommend that the Commission institute a cease and desist order against the Company based on allegations that the Company violated various sections of the Securities laws. The concerns of the Securities and Exchange Commission are with prior management.


NOTE 11 - LITIGATION
--------------------

            On August 19, 1996, the Company filed a lawsuit against two companies and an individual related to the two companies regarding the Company's acquisition and licensing of certain feature films and acquisition of broadcast time rights. The Company's position is that it was fraudulently induced to enter into various purchase and licensing agreements for certain feature films and broadcast time rights by the two companies and individual by falsely representing and warranting to the Company that they owned the media rights to the feature films and all broadcast time rights under the contracts and the authority to license the media rights and/or convey title, to such films and sell the broadcast time rights. It is the Company's position that the defendants did not own the media rights and/or title to the films and broadcast time rights and did not have the authority to license or sell the rights conveyed under the agreements. As part of the various agreements, the defendants agreed to deliver documentation to the Company which demonstrates transferors' ownership interest. The Company asserts that the defendants not only failed to provide the Company with the documentation, but never intended to provide such documentation.

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


NOTE 12 - DEFERRED ACQUISITION COSTS
------------------------------------

            During November 1993, the Company entered into an agreement with an unrelated investment banking firm (IBF) whereby IBF agreed to provide the company with consulting services in the areas of mergers, acquisitions, divestitures, joint ventures and private placement financing. IBF was to receive a fee of 5% of the total amount of cash financing it obtains for the Company. If the funding obtained is other than cash, IBF was to receive common stock of the Company equal to 15% of the value of the transaction.

            During the year ended December 31, 1993 and 1994, the Company issued 20,000 and 495,000 shares of its common stock to IBF for $15,000 and $123,750, respectively, as advances for services. The cost of the services were capitalized as deferred acquisition costs. Since IBF was unable to locate equity financing or merger candidates, $138,750 was charged to operations in 1994.


NOTE 13 - SUBSEQUENT EVENT
--------------------------

            On June 4, 1996, the Company signed a letter of intent with Affinity Entertainment, Inc. to allow Affinity to purchase a majority interest in the Company. The percentage of ownership will be determined upon the completion of Affinity Entertainment due diligence procedures. In addition, Affinity will provide unsecured loans or capital necessary to allow the continuation of the Company's operations. As of the date of this report, Affinity has advanced $225,000.