Form 10QSB
period 1996-03-31
CENTURY TECHNOLOGIES INC
filed 1996-11-13
CIK 887736

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended March 31, 1996

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

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X            No
                        --------            --------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of


Common Stock (.0001 Par Value)                           13,206,985
-----------------------------                   --------------------------------
           CLASS                                Outstanding at March 31, 1996

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                                   CONTENTS




    PAGE  1 - 2 - INDEPENDENT ACCOUNTANTS' REVIEW REPORT

    PAGE      3 - CONSOLIDATED BALANCE SHEETS AS OF MARCH 31,
                  1996 AND DECEMBER 31, 1995

    PAGE      4 - CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 3,
                  1986) THROUGH MARCH 31, 1996 (UNAUDITED)

    PAGE      5 - CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY OR DEFICIENCY FOR THE
                  THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)

    PAGE      6 - CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                  AND FOR THE PERIOD FROM INCEPTION (DECEMBER 3,
                  1986) THROUGH MARCH 31, 1996 (UNAUDITED)

    PAGES 7 -21 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS
                  OF MARCH 31, 1996


    PAGES 22-24 - ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS
                  OF OPERATION

    PAGE 25     - PART II -OTHER INFORMATION

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of:
 Century Technologies, Inc. and Subsidiaries
 (A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of Century Technologies, Inc. and Subsidiaries (a development stage company) as of March 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity or deficiency, and cash flows for the three months ended March 31, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Century Technologies, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Notes 3, 5 and 11, the Company filed a lawsuit to rescind the agreements for the purchase and/or licensing of feature films. The Company has determined that the related assets have been impaired and has expensed the unamortized balances.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has not yet commenced operations and does not have sufficient liquid assets with which to pay expenses when they arise, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Century Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Page Two


The financial statements for the year ended December 31, 1995, were audited by us and we expressed an unqualified opinion on them in our report dated August 19, 1996, except for Note 10 which is dated September 16, 1996, but we have not performed any auditing procedures since that date.




                              WEINBERG, PERSHES & COMPANY, P.A.

Boca Raton, Florida
September 30, 1996

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                      MARCH 31,     DECEMBER 31,
                                                         1996            1995
                                                      (UNAUDITED)      (AUDITED)
                                                     -----------    -----------
  Cash                                               $    27,131    $   131,801
  Furniture, fixtures and
   equipment, net                                          1,990          2,095
  Option for rights to television
   program                                                10,000           --
                                                     -----------    -----------


    TOTAL ASSETS                                     $    39,121    $   133,896
                                                     ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY OR DEFICIENCY
               --------------------------------------------------

LIABILITIES
  Notes payable, stockholders                        $ 1,460,318    $ 1,385,318
  Accounts payable                                        50,305         63,164
  Accrued interest, stockholders                          45,566         23,000
                                                     -----------    -----------

    TOTAL LIABILITIES                                  1,556,189      1,471,482
                                                     -----------    -----------

STOCKHOLDERS' EQUITY OR DEFICIENCY
  Preferred stock, no par value;
   10,000,000 shares authorized;
   1,763,334 issued outstanding                        5,102,667      5,102,667
  Common stock, $.00001 par
   value; 200,000,000 shares
   authorized; 13,206,985 and
   13,381,985 issued and outstanding,
   respectively                                              133            135
  Capital in excess of par                             1,092,385      1,091,383
  (Deficit) accumulated during the
   development stage                                  (7,712,253)    (7,531,771)
                                                     -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY OR
      DEFICIENCY                                      (1,517,068)    (1,337,586)
                                                     -----------    -----------

    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY OR
     DEFICIENCY                                      $    39,121    $   133,896
                                                     ===========    ===========

                  Read accountants' review report and notes to
                       consolidated financial statements.
                                        3

           CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Period from
                                                              Inception
                                                              (December
                                                                3, 1986)
                           For the Three Months Ended           Through
                                    March 31,                   March 31,
                               1996           1995                1996
                          ------------   -------------      -------------
                           (Unaudited)    (Unaudited)        (Unaudited)


REVENUES                  $       -      $        -          $      -
                          ------------   -------------       ------------

EXPENSES:
 General and
  administrative               157,811          98,555         1,563,631
 Interest                       22,566            -              201,195
 Depreciation
  and
  amortization                     105              70               765
 Disposal of
  equipment                       -               -               60,462
 Write off of
  film library                    -               -            5,886,200
                          ------------  -------------       -----------

  Total
   Expenses                    180,482          98,625         7,712,253
                          ------------   -------------       -----------


NET (LOSS)                $   (180,482)  $     (98,625)      $(7,712,253)
----------                ============   =============       ===========


NET LOSS
 PER SHARE OF
 COMMON STOCK             $       (.01)  $        (.02)
                           ============  =============

Weighted
 Average Number
 of Common
 Shares
 Outstanding                 13,319,073     6,021,414
                           ============  =============

                    Read accountants' review report and notes
                      to consolidated financial statements.
                                        4

                                       CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY OR DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND THE THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)
                 -------------------------------------------------------------------------------------------

                                 PREFERRED STOCK           COMMON STOCK
                             ---------------------- -----------------------    CAPITAL - IN    DEVELOPMENT
                               SHARES      AMOUNT     SHARES       AMOUNT      EXCESS OF PAR      STAGE         TOTALS
                             --------- ----------- ----------    ----------   -------------  ------------   ------------


Balance, December 31, 1994   2,763,334  $ 9,102,667  6,019,485   $       59   $        -     $ (5,067,336)  $  4,035,390

Issuance of common stock as
 incentive for note               -            -        37,500         -             37,500          -            37,500
Issuance of common stock for
 services - unrelated parties     -            -       600,000            7          62,005          -            62,012
          - related parties       -            -     2,550,000           26         101,974          -           102,000
Issuance of common stock for
 cash                             -            -     3,750,000           38         164,962          -           165,000
Issuance of stock to acquire
 interest in General
 Partnership                      -            -       400,000            4          15,996          -            16,000
Exercise of stock options
 at $.02 per share                -            -        25,000            1             499          -               500

Adjustment for licensing of
 film library               (1,000,000)  (4,000,000)     -             -            708,447     3,831,235        539,682

Net loss for the year
 ended December 31, 1995          -            -         -             -               -       (6,295,670)    (6,295,670)
                            ---------- ------------ ----------   ----------   -------------  ------------   ------------

BALANCE, DECEMBER 31, 1995   1,763,334    5,102,667 13,381,985          135       1,091,383    (7,531,771)    (1,337,586)
--------------------------

Unaudited:

Issuance of common stock
 per employment agreement        -            -        25,000         -              1,000          -             1,000

Return of shares issued          -            -      (200,000)          (2)              2          -              -

Net (loss) for the period
 ended March 31, 1996            -            -           -            -               -         (180,482)      (180,482)
                            ---------- ------------ ----------   ----------   -------------  ------------   ------------
BALANCE, MARCH 31, 1996
 (UNAUDITED)                 1,763,334 $  5,102,667 13,206,985   $      133   $   1,092,385  $ (7,712,253)  $ (1,517,068)
------------------------    ========== ============ ==========   ==========   =============  ============   ============


























                               See accompanying notes to consolidated financial statements

                                                            5

                                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------

                                                                                           Period from Inception
                                                              For the Three Months Ended     (December 3, 1986)
                                                                      March 31,                   Through
                                                                 1996           1995           March 31, 1996
                                                              (Unaudited)   (Unaudited)         (Unaudited)
                                                             ------------  -------------       -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                                                 $   (180,482) $     (98,625)      $  (7,712,253)
  Adjustments to reconcile net (loss) to net
   cash used in operations:
   Reduction of film library                                         -              -              5,886,200
   Depreciation and amortization                                      105             70                 765
   Disposal of equipment                                             -              -                 60,462
   Stock issued for accrued interest                                 -              -                140,000
   Debt issued for services                                          -              -                 94,598
   Stock issued for services                                        1,000         25,000             737,664
   Write-off of television pilot                                     -              -                 30,500
   Deferred acquisition costs                                        -              -                 15,000
Changes in:
  Accounts payable                                                (12,859)           630              64,860
  Accrued salaries and taxes                                         -            44,750               6,320
  Accrued interest, stockholders                                   22,566           -                 57,232
                                                             ------------  -------------       -------------
   Cash Flows Provided by (Used In) Operating Activities         (169,670)       (28,175)           (618,652)
                                                             ------------  -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of TV pilot                                                -              -                (30,500)
 Purchase of property and equipment                                  -              -                 (5,118)
 Option for rights to television program                          (10,000)          -                (10,000)
 Purchase of film rights                                             -              -                (47,000)
                                                              -----------  -------------       -------------
   Cash Flows (Used In) Investing Activities                      (10,000)          -                (92,618)
                                                              -----------  -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Note payable, stockholder                                         75,000          1,200              72,307
 Proceeds from sale of common stock                                  -            (4,450)            514,300
 Payments on notes payable, related party                            -              -                (28,969)
 Proceeds from notes payable, related party                          -            27,500             183,969
 Proceeds from note payable, stockholder                             -              -                 15,000
 Note receivable, related party                                      -              -                (18,206)
                                                             ------------  -------------       -------------
   Cash Flows Provided by Financing Activities                     75,000         24,250             738,401
                                                             ------------  -------------       -------------

NET CHANGE IN CASH                                               (104,670)        (3,925)             27,131

CASH, beginning of period                                         131,801          3,925                -
                                                             ------------  -------------       ----------

CASH, end of period                                          $     27,131  $        -          $      27,131
                                                             ============  =============       =============



                    Read accountants' review report and notes
                      to consolidated financial statements

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                    -----------------------------------------


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

            In July 1993, the Company formed two wholly-owned subsidiaries. World Gaming Network, Inc. and Century Productions. As of March 31, 1996, there has been no significant activity by either subsidiary.

            In early 1996, the Company unilaterally rescinded all of its existing contracts for its acquisitions of broadcast time and feature films. Subsequently, the Company filed a lawsuit seeking a declaratory judgement as to the Company's right to rescind these agreements (See Notes 3, 5 and 11).

            On November 9, 1995, the former President and Secretary/ Treasurer resigned.

            Principles of Consolidation
            ---------------------------

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

            Income Taxes
            ------------

            The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company provides a


                        Read accountants' review report.
                                        7

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                    -----------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

            valuation allowance to reduce deferred tax assets to their net realizable value. For financial reporting, start-up costs are expensed as incurred; for tax purposes they are capitalized and will be amortized over five years when operations begin. Amortization of film license rights is amortized by the individual film forecast method for financial statement purposes but is amortized over 10 years on the straight-line basis for tax purposes.

            The Company is not in operation at this date. Therefore, approximately $7,700,000 in cumulative losses have been capitalized, have not been deducted for tax purposes, and represent a deferred tax asset of approximately $2,618,000 at March 31, 1996. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.

            Reclassification
            ----------------

            Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the current period. These reclassifications had no effect on results of operations or accumulated deficit as previously reported.


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





                        Read accountants' review report.
                                        8

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                    -----------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

            Loss Per Common Share
            ---------------------

            Loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of common stock and common stock equivalents assumed outstanding during the period. The preferred stock, warrants and common stock options were anti-dilutive and were not included in the calculation of the weighted average common shares outstanding.

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

            Significant Concentration of Credit Risk
            ----------------------------------------

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from the risk totalled -0- and $60,000 for March 31, 1996 and December 31, 1995 respectively, for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.





                       Read accountants' review report.
                                     9

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                   -----------------------------------------

NOTE  2 - GOING CONCERN
-----------------------

            The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet commenced operations, has never generated revenue and has minimal cash to operate at March 31, 1996. The Company's continuation as a going-concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately attain profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts that might be necessary should the Company be unable to continue as a going concern.


NOTE  3 - FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
------------------------------------------------------------------
          TIME RIGHTS
          -----------


            A.  Impairment
            --------------
            On December 2, 1992, the Company acquired the rights to $4,000,000 in broadcast time on Channel America, a national television network formed by 93 low-power and full-power affiliates across the United States. As consideration for the transfer, the Company issued 1,000,000 shares of its preferred stock. The preferred stock was able to be converted to common stock after two years at the then current market price, provided, however, that the conversion amount will not equal more than 7 1/2% of the issued and outstanding shares of the Company. The Company could have redeemed the preferred stock at any time prior to conversion for $4,400,000.

            If the stock was not redeemed, the preferred stockholder has a right to receive the first $200,000 of net earnings as a dividend and 5% of the net earnings per year thereafter. On October 22, 1994, the parties agreed to extend the conversion date of the preferred stock




                       Read accountants' review report.
                                      10

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                   -----------------------------------------


NOTE  3 - FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
------------------------------------------------------------------
          TIME RIGHTS (CONTINUED)
          -----------------------

            to March 31, 1996. The value of the broadcast time and preferred stock was recorded at $2,800,000 which approximates the transferor's historical basis. As of December 31, 1995, the Company has determined that the value of the airtime has been impaired and has expensed the remaining unamortized balance (See Note 11).

            On December 2, 1992, the Company acquired license rights for 100 feature films. The license period was for 10 years for the television and home video media. The license fee was $20,000 per film for total consideration of $2,000,000 payable on December 2, 1994 with interest at 7% per year, payable at maturity, collateralized by the film license rights. This agreement was subsequently divided into two separate agreements and two separate notes of $1,000,000 each. On December 29, 1993, the two $1,000,000 notes plus accrued interest of $151,667 were converted to 713,334 shares of its preferred stock ($3.02 per share). These shares were convertible into common stock at $3.00 per share after three years and were callable at any time. Upon conversion, the note holder represented to the Company that one of the $1,000,000 promissory notes was lost. In February 1993, unbeknownst to the Company, the note holder transferred all rights, title and interest in one of the notes to a third party who filed a lawsuit against the Company for non payment on the note. The Company settled the lawsuit in April 1996 by issuing the third party 356,667 shares of the Company's common stock and cancelled 356,667 shares of convertible preferred stock. As of December 31, 1995, the Company has determined that the value of the license rights has been impaired and has expensed the remaining unamortized balance (See Note 11).

            On October 26, 1993, the Company acquired title to five feature films. As consideration, the Company issued 50,000 shares of its preferred stock valued at $151,000 to the sole shareholder of a






                       Read accountants' review report.
                                      11

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                   -----------------------------------------


NOTE  3 - FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
------------------------------------------------------------------
          TIME RIGHTS (CONTINUED)
          -----------------------

            company that owned the Company's preferred stock. These shares were convertible into common stock at $3.00 per share after three years and were callable at any time. As of December 31, 1995, the Company has determined that the value of the films has been impaired and the Company has expensed the unamortized balance (See Note 11).

            During 1993, the Company acquired two feature films and video production equipment for 36,000 shares of common stock valued at $50,000 and $58,000, respectively. The Company has abandoned the equipment and has written off the two feature films (See Notes 4 and 11).

            On September 20, 1994, the Company acquired the licensing rights to one feature film for $2,000. This licensing right has been fully amortized in 1995, since no revenues have or will be generated.

            On October 22, 1994, $2,300,000 in broadcast time which the Company owned, was exchanged for licensing rights to 165 feature films. The term of the license rights was 10 years. During those 10 years, the Company had the right to unlimited exhibitions and reproductions and could have assigned any and all rights acquired. As of December 31, 1995, the Company has determined that the value of the films and broadcast time rights has been impaired and has expensed the unamortized balance. (See Note 11).

            On November 30, 1994 the Company purchased a Spanish language library of 640 feature films from a stockholder of the Company. As consideration, the Company issued a $1,800,000 note payable and issued 1,000,000 shares of the Company's preferred stock. These feature films were valued at $883,200 which was the predecessor's cost. A predecessor cost adjustment of $4,916,800 was charged to stockholders' equity. On October 2, 1995, this agreement, note and preferred stock were cancelled and the Company executed a new agreement calling for a down payment of $200,000 and a balance of $1,600,000 to be paid over 10 years from the proceeds received from the exhibition of the films. The terms call for no interest to be charged.


                       Read accountants' review report.
                                      12

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                   -----------------------------------------

NOTE  3 - FEATURE FILMS, FEATURE FILMS LICENSE RIGHTS AND BROADCAST
-------------------------------------------------------------------
          TIME RIGHTS (CONTINUED)
          -----------------------

            The Company has adjusted this stream of payments to its net present value using an 8.5% interest rate. As of December 31, 1995, the Company has determined that the value of the licensing rights has been impaired and has expensed the cost (See Notes 5 and 11).

            B. Investment in Partnership
            ----------------------------
            On March 11, 1994, the Company entered into a letter of intent to form a general partnership ("WSN") with an unrelated party (Web Broadcasting Systems, Inc. or "WBS") which was to operate and distribute a graphic and text sports cable programming network. The Company finalized this agreement and agreed to invest $1,000,000 into WSN and loan $2,000,000 to WSN with interest at 7.5% per annum due in five years. WBS agreed to sell its wire service software, hardware and technology to WSN for $1,000,000 and 400,000 shares of the Company's common stock. As part of the resignation of the former president, the former president assumed the Company's general partnership interest and all liabilities related to this agreement and in March 1996, WSN returned 200,000 of the 400,000 shares of the Company's common stock (See Note 7).

            C. Options for Rights to Television Program
            -------------------------------------------
            On February 1, 1996, the Company paid $10,000 for an option to obtain world-wide exploitation rights for a television program.


NOTE  4 - PROPERTY AND EQUIPMENT
--------------------------------

            Property and equipment consists of the following as of March 31, 1996 and December 31, 1995:
                                    March 31,    December 31,
                                      1996           1995
                                   ----------     ----------
            Office furniture
             and equipment        $    2,095     $    2,095
            Less accumulated
             depreciation               (105)          -
                                  ----------     ----------

                                  $    1,990     $    2,095
                                  ==========     ==========

                       Read accountants' review report.
                                      13

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                  -----------------------------------------


NOTE  4 - PROPERTY AND EQUIPMENT  (CONTINUED)
---------------------------------------------

            In 1995, the Company expensed $60,462 of obsolete and idle equipment which consisted primarily of theater projection and film editing equipment.

            Depreciation and amortization was $105 and $70 for the three months ended March 31, 1996 and 1995.


NOTE  5 - NOTES PAYABLE
-----------------------

            On November 30, 1994, the Company purchased a Spanish language library of 640 feature films. As consideration, the Company issues 1,000,000 shares of $4 convertible preferred stock and a $1,800,000 note payable. In October 1995, the agreement, note and preferred stock were cancelled and a new agreement was executed. The Company paid a down payment of $45,000 and owed an additional down payment of $155,000 if within 60 days of the execution of the agreement the licensee received proper chain of title. It is the Company's position that it has not been provided proper chain of title. The total consideration to be paid was $1,800,000 including the down-payment. The $1,600,000 portion was to be paid from revenues collected over a period of 10 years. This outstanding balance has been reduced to its net present value using an interest rate of
            8.5%. The Company considers the films to be impaired and has expensed the unamortized balance. See Note 3 for additional information on impairment of these assets.

            On December 21, 1994, the Company borrowed $15,000 under a promissory note from one of its stockholders. Repayment was to be made within 90 days with interest at 8% per year. This note was assumed by the former president in October 1995.

            In 1995 and 1996, the Company borrowed $170,000 and $75,000, respectively, from various stockholders payable within one year with interest at 8.5%. The total balance owed to these stockholders as of March 31, 1996 is $245,000.



                       Read accountants' review report.
                                      14

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                   -----------------------------------------


NOTE  6 - RELATED PARTY TRANSACTIONS
------------------------------------

            On February 3, 1995, the Company borrowed $2,500 from a stockholder under a promissory note. Repayment was to be made within three months from the date of the note, together with accrued interest computed at the rate of 9% per year. The note was convertible, at the option of the holder, into restricted preferred shares of the Company at the conversion rate of one restricted share for each $5.00 of unpaid principal and accrued interest. In 1995 the note was assumed by the former president of the Company.

            On March 3, 1995, the Company issued one of its former directors 25,000 shares of its common stock valued at $25,000 as compensation for services.

            On March 6, 1995, the Company borrowed $25,000 from one of its former directors under a promissory note. Repayment was to be made within three months from the date of the note, together with accrued interest computed at the rate of 8% per year. As additional inducement for the loan, the Company issued options to acquire 25,000 shares of its common stock exercisable at $.02 per share. These options were exercised in 1995 and the note was assumed by the former president.

            In June and August 1995, the Company borrowed $12,500 from one of its directors under three promissory notes. Repayment was to be made within three months from the date of the notes together with accrued interest computed at the rate of 8% per year. The note was assumed by the former president.

            On September 29, 1995, the Company issued a director 50,000 shares of common stock valued at $2,000 for his three years of service on the Board of Directors.

            On September 29, 1995, the Company issued to the former president 1,500,000 shares of its common stock valued at $60,000 for services rendered.

            On October 27, 1995, the Company authorized the issuance of 1,000,000 shares of common stock valued at $40,000 to the current president in accordance with his employment agreement.

                       Read accountants' review report.
                                      15

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                  -----------------------------------------


NOTE  6 - RELATED PARTY TRANSACTIONS  (CONTINUED)
-------------------------------------------------

            On November 7, 1995, notes totalling $12,500 due to a former officer were converted to common stock at $1.00 per share.

            During the two month period ended December 31, 1995, the Company leased office space from its current president on a month to month basis.

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

            In January 1994, the Company sold 12,500 shares of common stock for $5,000 in a private sale.

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

            In February 1994, the Company issued 2,500 shares of its common stock to an employee as additional compensation. The Company also




                       Read accountants' review report.
                                      16

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                  -----------------------------------------


NOTE  7 - STOCKHOLDERS' EQUITY  (CONTINUED)
-------------------------------------------

            granted the employee options to purchase an additional 2,500 shares of its common stock at $.10 per share which are exercisable after 30 days of employment. As of December 31, 1995, these options have expired.

            On June 26, 1995, the Company entered into an agreement with a public relations firm whereby the firm would provide marketing and promotional services in exchange for 550,000 shares of the Company's common stock, valued at $.10 per share. This agreement was cancelled in late 1995.

            On August 30, 1995, the Company sold 2,250,000 shares of its common stock in a private sale at $.04 per share for a total of $90,000 for the purpose of the acquisition of WSN and working capital (See Note
            3).

            On October 11, 1995, the Company sold 1,500,000 shares of its common stock under a Regulation S filing at $.05 per share for a total of $75,000.

            On October 16, 1995, the Company issued 400,000 shares of its common stock as part of the agreement with WSN relating to the general partnership. In November 1995, the Company's investment in the general partnership was transferred to the former President and in March 1996 WSN returned 200,000 shares (See Note 3). The stock was recorded at a value of $16,000.

            On November 7, 1995, the Company issued 50,000 shares of the Company's common stock to a consultant in lieu of payment for services valued at $7,013.

            On February 26, 1996, the Company issued to an employee, as called for in his employment agreement, 25,000 shares of the Company's common stock valued at $.04 per share.








                       Read accountants' review report.
                                      17

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                  -----------------------------------------


NOTE  7 - STOCKHOLDERS' EQUITY  (CONTINUED)
-------------------------------------------


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

                       Read accountants' review report.
                                      18

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                  -----------------------------------------


NOTE  8 - STOCK OPTION PLANS (CONTINUED)
----  ----------------------------------

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


NOTE  9 - EMPLOYEE STOCK COMPENSATION PLAN
----  ------------------------------------

            The Board of Directors elected to adopt the 1994 Employee Stock Compensation (ESC) Plan effective September 12, 1994. The board authorized the issuance of 1,000,000 shares of $.00001 par value common stock issuable upon awards under the ESC Plan and such number of shares is to be formally reserved solely for the purpose of this plan. 500,000 of these shares are to be registered under the Securities Act of 1993, as amended, under cover of a registration statement on Form S-8. During September and October 1994, 205,000 shares were issued to an attorney for legal fees of $71,750 and 295,000 shares were issued for $29,000 in consulting services. No stock has been awarded under the ESC Plan during the year ended December 31, 1995 or the three months ended March 31, 1996.


NOTE 10 - COMMITMENTS
---------------------

            On January 3, 1994, the Company entered into five year employment agreements with its former president and former secretary/treasurer. In 1994, the Company issued 73,296 shares of its common stock to these two former officers for $48,775 of accrued salaries due to the




                       Read accountants' review report.
                                      19

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                  -----------------------------------------


NOTE 10 - COMMITMENTS (CONTINUED)
---------------------------------

            former president and $19,050 of accrued salaries due to the former secretary/treasurer. The employment agreements for these former officers were terminated November 9, 1995. As of December 31, 1995, there was no compensation or amounts owed to the former officers.

            On October 27, 1995, the Company entered into an employment agreement with its current Chief Executive Officer/president. The agreement calls for an annual salary of $100,000 plus 20% of net after tax earnings of the Company. As part of this agreement, the Company issued the executive 1,000,000 shares of common stock. As additional compensation, the president has been granted stock options totalling 3,500,000 shares at exercise prices ranging from $.15 to $.50 to be exercised at a specific amount each year.

            The Company leased office space from an unrelated entity under a month-to-month operating lease for $857 per month. Rent expense was $6,207 for the year ended December 31, 1995. In November 1995, the Company moved its operations and the lease was terminated.

            On February 21, 1996, the Company was informed that an informal inquiry of the business had been initiated by the Enforcement Branch of the United States Securities and Exchange Commission. The Company has supplied the Commission with all documents as requested. The Company's Board of Directors have authorized and instructed management to comply with the requests of the Commission which the Company has done.

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





                       Read accountants' review report.
                                      20

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                  -----------------------------------------


NOTE 11 - LITIGATION
--------------------

            On August 19, 1996, the Company filed a lawsuit against two companies and an individual related to the two companies regarding the Company's acquisition and licensing of certain feature films and acquisition of broadcast time rights. The Company's position is that it was fraudulently induced to enter into various purchase and licensing agreements for certain feature films and broadcast time rights by the two companies and individual by falsely representing and warranting to the Company that they owned the media rights to the feature films and all broadcast time rights under the contracts and the authority to license the media rights and/or convey title, to such films and sell the broadcast time rights. It is the Company's position that the defendants did not own the media rights and/or title to the films and broadcast time rights and did not have the authority to license or sell the rights conveyed under the agreements. As part of the various agreements, the defendants agreed to deliver documentation to the Company which demonstrates transferors' ownership interest. The Company asserts that the defendants not only failed to provide the Company with the documentation, but never intended to provide such documentation (See Notes 3 and 5).


NOTE 12 - SUBSEQUENT EVENT
--------------------------

            On June 4, 1996, the Company signed a letter of intent with Affinity Entertainment, Inc. to allow Affinity to purchase a majority interest in the Company. The percentage of ownership will be determined upon the completion of Affinity Entertainment due diligence procedures. In addition, Affinity will provide unsecured loans or capital necessary to allow the continuation of the Company's operations. As of the date of this report, Affinity has advanced $300,000.







                       Read accountants' review report.
                                      21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS 0F FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General

      In November 1995, all of the Company's officers and directors tendered their resignations, and new management took control of the Company. Management intends to establish specific direction for the Company in the business of distributing and producing entertainment programming including feature films and license rights to libraries already held by the Company.

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

Results of Operations

      Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

      The following is a discussion of material changes in the consolidated results of operations of Century Technologies, Inc. which occurred in the three months ended March 31, 1996.

      For the three months ended March 31, 1996, the Company experienced a significant net loss from operating activities of $180,482 compared to $98,625 for the same period in 1995 which was primarily due to an increase in general and administrative expenses discussed below.

General and Administrative Expenses

      For the three months ended March 31, 1996, the increase in general and administrative expenses is primarily due to an increase in the number of employees hired by the Company and general operating expenses. In January 1996 the Company issued 25,000 shares valued at $1,000 as a signing bonus for its new President of International.

      Interest expenses increased by $22,566 for the three months ended March 31, 1996 compared to $0 for the same period in 1995.

      In February the Company paid $10,000 for an exclusive option to finance production of a series of television programs in consideration of worldwide exploitation rights for the series. The Company paid an additional $5,000 in August to extend the initial option period to February 1, 1997. The series is presently untitled and is scheduled to be produced in 1997.

Write Off of Film Library

      The difference in assets against liabilities predominantly reflects the write-off in the prior quarter of assets relating to various feature libraries, lists of titles and two packages containing two and five titles, respectively. Prior to becoming involved with the Company, current management was led to believe that these titles were in proper order and that previous management had performed the necessary due diligence to establish the proper chain of title in order to conclude licensing deals and market the titles. Upon conducting its own due diligence review regarding the chain of title of the features, the Company was compelled to cancel or rescind all transactions entered into by previous management regarding feature films and broadcast air time as of December 31, 1995. This action resulted in reductions in the Company assets of $5,386,200 and $500,000 respectively. The write-off of the film library and related assets also accounts for the significant increase in net loss and net loss per common share.

      In addition, management has chosen to proceed conservatively by continuing to reflect liabilities relating to the transactions until the successful disposition of a lawsuit filed in August 1996 by the Company against an individual and two affiliated companies in connection with such transactions.

      As of December 31, 1995, the Company also decided to dispose of $60,462 in
obsolete   theatrical  and  film  editing   equipment   which  would  have  been
prohibitively expensive to repair and operate.

Liquidity and Capital  Resources

      For the three months ended March 31, 1996, the Company experienced cash flows from financing activities of $75,000 from a note payable.

      In November 1995, the Company announced that it had been named as a defendant in a lawsuit styled FERATON ANSTALT VS. CENTURY TECHNOLOGIES, INC. alleging that the Company owed $1,000,000 plus interest on a promissory note that it had issued to another party. In April 1996, the Company announced that it had issued 356,000 shares of its restricted common stock in exchange for the dismissal of the suit. The Company in turn canceled 356,000 of preferred stock which had previously been issued in replacement of the note.

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

      In June 1996, the Company entered into a letter of intent with Affinity Entertainment, Inc., a producer of television programming and movies, to purchase a majority interest in the Company with the expectation of receiving financing as part of such investment. As of October 25, 1996, Affinity had advanced $400,000 on an unsecured basis to the Company in order to fund the Company's operations. On November 1, 1996, the Company announced that it had signed a definitive agreement to complete its sale of a majority interest in the Company to Affinity. Under the terms of the agreement, Century sold 37,500,000 units to Affinity in consideration of $3 million in cash, forgiveness of debt and a promissory note. Each unit consists of one share of common stock and one warrant to purchase one additional share of common stock at $2.00 expiring December 31, 2001.

      As of March 31, 1996, the Company had not commenced active business operations. However, the Company anticipates that distribution sales, sales of restricted common stock, investments through co-productions and loans together with the funds made available through the agreement with Affinity will be more than adequate to meet its cash flow requirements for fiscal year 1996.

                                     PART II

                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits:  Exhibit 27: Financial data schedule (Electronic filing only)


Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CENTURY TECHNOLOGIES, INC.



                                    By:   /s/Peter B. Newgard
                                          ---------------------
                                          Peter B. Newgard
                                          President and Chief
                                          Executive Officer
Date: 11/12/96
     ---------