Form 10QSB
period 1996-06-30
CENTURY TECHNOLOGIES INC
filed 1996-11-13
CIK 887736

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended June 30, 1996

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

                    Yes    X            No
                        --------            --------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of:


Common Stock (.0001 Par Value)                           13,563,652
-----------------------------                 --------------------------------
           CLASS                                Outstanding at June 30, 1996

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   -------------------------------------------

                                    CONTENTS




    PAGE  1 - 2 - INDEPENDENT ACCOUNTANTS' REVIEW REPORT

    PAGE      3 - CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,
                  1996 AND DECEMBER 31, 1995

    PAGE      4 - CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995 AND
                  FOR THE PERIOD FROM INCEPTION (DECEMBER 3,
                  1986) THROUGH JUNE 30, 1996 (UNAUDITED)

    PAGE      5 - CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY OR DEFICIENCY FOR THE
                  SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)

    PAGE      6 - CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                  AND FOR THE PERIOD FROM INCEPTION (DECEMBER 3,
                  1986) THROUGH JUNE 30, 1996 (UNAUDITED)

    PAGES 7 -21 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS
                  OF JUNE 30, 1996

    PAGES 22-24 - ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS
                  OF OPERATION

    PAGE 25     - PART II -OTHER INFORMATION

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------


To the Board of Directors of:
 Century Technologies, Inc. and Subsidiaries
 (A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of Century Technologies, Inc. and Subsidiaries (a development stage company) as of June 30, 1996, and the related consolidated statements of operations, and cash flows for the three months ended June 30, 1996 and the changes in stockholders' equity or deficiency for the six months ended June 30, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Century Technologies, Inc.

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


                              WEINBERG, PERSHES & COMPANY, P.A.

Boca Raton, Florida
September 30, 1996

           CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                       JUNE 30,     DECEMBER 31,
                                                         1996            1995
                                                      (UNAUDITED)      (AUDITED)
                                                     -----------    -----------
  Cash                                               $    77,931    $   131,801
  Furniture, fixtures and
   equipment, net                                          4,975          2,095
  Option for rights to television
   program                                                10,000           --
                                                     -----------    -----------


    TOTAL ASSETS                                     $    92,906    $   133,896
                                                     ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY OR DEFICIENCY
               --------------------------------------------------

LIABILITIES
  Notes payable, stockholders                        $ 1,560,318    $ 1,385,318
  Loan from related party                                125,000           --
  Accounts payable                                        75,739         63,164
  Accrued interest, stockholders                          67,800         23,000
                                                     -----------    -----------

    TOTAL LIABILITIES                                  1,828,857      1,471,482
                                                     -----------    -----------
STOCKHOLDERS' EQUITY OR DEFICIENCY
  Preferred stock, no par value;
   10,000,000 shares authorized;
   1,406,667 and 1,763,334 issued
   and outstanding, respectively                       4,102,667      5,102,667
  Common stock, $.00001 par
   value; 200,000,000 shares
   authorized; 13,563,652 and
   13,381,985 issued and outstanding,
   respectively                                              136            135
  Capital in excess of par                             2,092,382      1,091,383
  (Deficit) accumulated during the
   development stage                                  (7,931,136)    (7,531,771)
                                                     -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY OR
      DEFICIENCY                                      (1,735,951)    (1,337,586)
                                                     -----------    -----------

    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY OR
     DEFICIENCY                                      $    92,906    $   133,896
                                                     ===========    ===========

                  Read accountants' review report and notes to
                       consolidated financial statements.
                                        3

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------------

                         For the         For the        For the       For the
                          Three            Six           Three          Six
                          Months          Months         Months        Months   Period from Inception
                          Ended           Ended          Ended         Ended     (December 3, 1986)
                         June 30,        June 30,       June 30,       June 30,       Through
                           1996           1996           1995          1995         June 30, 1996
                       -----------    -----------    -----------   -----------   -----------------
                       (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)      (Unaudited)
REVENUES               $      -       $     -        $     -       $     -         $      -
                       -----------    -----------    -----------   -----------     --------------

EXPENSES:
 General and
  administrative           196,492        354,303        120,681       219,236        1,760,123
 Interest                   22,234         44,800           --            --            223,429
 Depreciation
  and
  amortization                 157            262             70           140              922
 Disposal of
  equipment                   --             --             --            --             60,462
 Writeoff of
  film library                --             --             --            --          5,886,200
                       -----------    -----------    -----------   -----------      -----------

  Total
   Expenses                218,883        399,365        120,751       219,376        7,931,136
                       -----------    -----------    -----------   -----------      -----------


NET (LOSS)             $  (218,883)   $  (399,365)   $  (120,751)  $  (219,376)     $(7,931,136)
---------              ===========    ===========    ===========   ===========      ===========


NET LOSS
 PER COMMON
 SHARE                 $      (.02)   $      (.03)   $      (.02)  $      (.04)
                       ===========    ===========    ===========   ===========

Weighted
 Average Number
 of Common
 Shares
 Outstanding           13,304,861      13,412,928      6,593,429     6,047,697
                       ===========    ===========    ===========   ===========

           See accompanying notes to consolidated financial statements

                                       CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY OR DEFICIENCY
                   FOR THE YEARS ENDED DECEMBER 31, 1995 AND THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)
                --------------------------------------------------------------------------------------------

                                 PREFERRED STOCK           COMMON STOCK
                             ---------------------- -----------------------    CAPITAL - IN    DEVELOPMENT
                               SHARES      AMOUNT     SHARES       AMOUNT      EXCESS OF PAR      STAGE         TOTALS
                             --------- ----------- ----------    ----------   -------------  ------------   ------------


Balance, December 31, 1994   2,763,334  $ 9,102,667  6,019,485   $       59   $        -     $ (5,067,336)  $  4,035,390

Issuance of common stock as
 incentive for note               -            -        37,500         -             37,500          -            37,500
Issuance of common stock for
 services - unrelated parties     -            -       600,000            7          62,005          -            62,012
          - related parties       -            -     2,550,000           26         101,974          -           102,000
Issuance of common stock for
 cash                             -            -     3,750,000           38         164,962          -           165,000
Issuance of stock to acquire
 interest in General
 Partnership                      -            -       400,000            4          15,996          -            16,000
Exercise of stock options
 at $.02 per share                -            -        25,000            1             499          -               500

Adjustment for licensing of
 film library               (1,000,000)  (4,000,000)     -             -            708,447     3,831,235        539,682

Net loss for the year
 ended December 31, 1995          -            -         -             -               -       (6,295,670)    (6,295,670)
                            ---------- ------------ ----------   ----------   -------------  ------------   ------------

BALANCE, DECEMBER 31, 1995   1,763,334    5,102,667 13,381,985          135       1,091,383    (7,531,771)    (1,337,586)
--------------------------

Unaudited:

Issuance of common stock
 per employment agreement        -            -        25,000         -              1,000          -             1,000

Return of shares issued          -            -      (200,000)          (2)              2          -              -

Settlement of lawsuit         (356,667)  (1,000,000)  356,667            3         999,997          -              -

Net (loss) for the period
 ended June 30, 1996             -            -           -            -               -         (399,365)      (399,365)
                            ---------- ------------ ----------   ----------   -------------  ------------   ------------
BALANCE, JUNE 30, 1996
 (UNAUDITED)                 1,406,667 $  4,102,667 13,563,652   $      136   $   2,092,382  $ (7,931,136)  $ (1,735,951)
------------------------    ========== ============ ==========   ==========   =============  ============   ============


























                               See accompanying notes to consolidated financial statements

                                                            5

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Period from Inception
                                                               For the Six Months Ended        (December 3, 1986)
                                                                      June 30,                      Through
                                                                 1996           1995             June 30, 1996
                                                              (Unaudited)   (Unaudited)           (Unaudited)
                                                             ------------  -------------     -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                                                 $   (399,365) $    (219,376)    $  (7,931,136)
  Adjustments to reconcile net (loss) to net cash provided
   by (used in) operations:
   Reduction of film library                                         -              -            5,886,200
   Depreciation and amortization                                      262            140               922
   Disposal of equipment                                             -              -               60,462
   Stock issued for accrued interest                                 -              -              140,000
   Debt issued for services                                          -              -               94,598
   Stock issued for services                                        1,000         80,000           737,664
   Write-off of television pilot                                     -              -               30,500
   Deferred acquisition costs                                        -              -               15,000
Changes in:
  Accrued interest                                                 44,800           -               79,466
  Due from related party                                             -            18,789              -
  Accounts payable                                                 12,575            625            90,294
  Accrued salaries and taxes                                         -            95,120             6,320
                                                             ------------  -------------     -------------
   Cash Flows Provided by (Used In) Operating Activities         (340,728)        24,702          (789,710)
                                                             ------------  -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of TV pilot                                                -              -              (30,500)
 Purchase of property and equipment                                (3,142)          -               (8,260)
 Purchase of film rights                                             -              -              (47,000)
 Option for rights to television program                          (10,000)          -              (10,000)
                                                              -----------  -------------     -------------
   Cash Flows (Used In) Investing Activities                      (13,142)          -              (95,760)
                                                              -----------  -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable, stockholders                                      175,000          1,350           172,307
 Proceeds from sale of common stock                                  -              -              514,300
 Payments on notes payable, related party                            -              -              (28,969)
 Proceeds from notes payable, related party                          -            27,500           183,969
 Proceeds from note payable, stockholder                             -              -               15,000
 Note receivable, related party                                   125,000           -              106,794
                                                             ------------  -------------     -------------
   Cash Flows Provided by Financing Activities                    300,000         28,850           963,401
                                                             ------------  -------------     -------------

NET CHANGE IN CASH                                                (53,870)         4,148            77,931

CASH, beginning of period                                         131,801          3,925              -
                                                             ------------  -------------     ----------

CASH, end of period                                          $     77,931  $       8,073     $      77,931
                                                             ============  =============     =============





                    Read accountants' review report and notes
                      to consolidated financial statements

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


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

            In July 1993, the Company formed two wholly-owned subsidiaries. World Gaming Network, Inc. and Century Productions. As of June 30, 1996, there has been no significant activity by either subsidiary.

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

            Income Taxes
            ------------

            The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net



                        Read accountants' review report.
                                        7

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

            realizable value. For financial reporting, start-up costs are expensed as incurred; for tax purposes they are capitalized and will be amortized over five years when operations begin. Amortization of film license rights is amortized by the individual film forecast method for financial statement purposes but is amortized over 10 years on the straight-line basis for tax purposes.

            The Company is not in operation at this date. Therefore, approximately $7,931,000 have been capitalized, have not been deducted for tax purposes, and represent a deferred tax asset of approximately $2,697,000 at June 30, 1996. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.

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

            Loss Per Common Share
            ---------------------

            Loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of common stock and


                       Read accountants' review report.
                                       8

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----  ----------------------------------------------------------


            common stock equivalents assumed outstanding during the period. The preferred stock, warrants and common stock options were anti-dilutive and were not included in the calculation of the weighted average common shares outstanding.

            Use  of  Estimates  in the  Preparation  of  Consolidated  Financial
            --------------------------------------------------------------------
            Statements
            ----------

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

            Significant Concentration of Credit Risk
            ----------------------------------------

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from the risk totalled -0- and $60,000 for June 30, 1996 and December 31, 1995 respectively, for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

NOTE  2 - GOING CONCERN
-----------------------

            The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the

                        Read accountants' review report.
                                        9

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


NOTE  2 - GOING CONCERN (CONTINUED)
-----------------------------------

            normal course of business. The Company has not yet commenced operations, has never generated revenue and has minimal cash to operate at June 30, 1996. The Company's continuation as a going-concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately attain profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts that might be necessary should the Company be unable to continue as a going concern.

NOTE  3 - FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
------------------------------------------------------------------
          TIME RIGHTS
          -----------

            A. Impairment
            -------------

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

            If the stock was not redeemed, the preferred stockholder had a right to receive the first $200,000 of net earnings as a dividend and 5% of the net earnings per year thereafter. On October 22, 1994, the parties agreed to extend the conversion date of the preferred stock to March 31, 1996. The value of the broadcast time and preferred stock was recorded at $2,800,000 which approximates the transferor's historical basis. As of December 31, 1995, the Company has determined that the value of the broadcast time has been impaired and has expensed the remaining unamortized balance (See Note 11).



                        Read accountants' review report.
                                       10

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


NOTE  3 - FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
------------------------------------------------------------------
          TIME RIGHTS (CONTINUED)
          -----------------------

            On December 2, 1992, the Company acquired license rights for 100 feature films. The license period was for 10 years for the television and home video media. The license fee was $20,000 per film for total consideration of $2,000,000 payable on December 2, 1994 with interest at 7% per year, payable at maturity, collateralized by the film license rights. This agreement was subsequently divided into two separate agreements and two separate notes of $1,000,000 each. On December 29, 1993, the two $1,000,000 notes plus accrued interest of $151,667 were converted to 713,334 shares of its preferred stock ($3.02 per share). These shares were convertible into common stock at $3.00 per share after three years and were callable at any time. Upon conversion, the note holder represented to the Company that one of the $1,000,000 promissory notes was lost. In February 1993, unbeknownst to the Company, the note holder transferred all rights, title and interest in one of the notes to a third party who filed a lawsuit against the Company for non payment on the note. In April 1996, the Company settled the lawsuit by issuing the third party 356,667 shares of the Company's common stock and cancelling 356,667 shares of convertible preferred stock. As of December 31, 1995, the Company has determined that the value of the License Rights has been impaired and has expensed the remaining unamortized balance (See Note 11).

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






                        Read accountants' review report.
                                       11

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


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

            On October 22, 1994, $2,300,000 in broadcast time which the Company owned, was exchanged for licensing rights to 165 feature films. The term of the license rights was 10 years. During those 10 years, the Company had the right to unlimited exhibitions and reproductions and could have assigned any and all rights acquired. As of December 31, 1995, the Company has determined that the value of the film and broadcast time has been impaired and has expensed the unamortized balance (See Note 11).

            On November 30, 1994 the Company purchased a Spanish language library of 640 feature films from a stockholder of the Company. As consideration, the Company issued a $1,800,000 note payable and issued 1,000,000 shares of the Company's preferred stock. These feature films were valued at $883,200 which was the predecessor's cost. A predecessor cost adjustment of $4,916,800 was charged to stockholders' equity. On October 2, 1995, the contract, note and preferred stock was cancelled and the Company executed a new agreement calling for a down payment of $200,000 and a balance of $1,600,000 to be paid over 10 years from the proceeds received under the licensing rights. The terms call for no interest to be charged. The Company has adjusted this stream of payments to its net present value using an 8.5% interest rate. As of December 31, 1995, the Company has determined that the value of the licensing rights has been impaired and has expensed the cost (See Notes 5 and 11).




                        Read accountants' review report.
                                       12

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


NOTE  3 - FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
------------------------------------------------------------------
          TIME RIGHTS (CONTINUED)
          -----------------------

            B.  Investment in Partnership
            -----------------------------

            On March 11, 1994, the Company entered into a letter of intent to form a general partnership (WSN) with an unrelated party (Web Broadcasting Systems, Inc. or "WBS") which was to operate and distribute a graphic and text sports cable programming network. The Company finalized this agreement and agreed to invest $1,000,000 into WSN and loan $2,000,000 to WSN with interest at 7.5% per annum due in five years. WBS agreed to sell its wire service software, hardware and technology to WSN for $1,000,000 and 400,000 shares of the Company's common stock. As part of the resignation of the former president, the former president assumed the Company's general partnership interest and all liabilities related to this agreement and in March 1996, WSN returned 200,000 of the 400,000 shares of the Company's common stock (See Note 7).

            C.  Options for Rights to Television Programs
            ---------------------------------------------

            On February 1, 1996, the Company paid $10,000 for an option to obtain world-wide exploitation rights for a television program.


NOTE  4 - PROPERTY AND EQUIPMENT
--------------------------------

            Property and equipment consists of the following as of June 30, 1996 and December 31, 1995:

                                   June 30,    December 31,
                                     1996          1995
                                ----------    ------------
          Office furniture
           and equipment        $    5,237    $    2,095
          Less accumulated
           depreciation               (262)         -
                                ----------    ----------
                                $    4,975    $    2,095
                                ==========    ==========


                        Read accountants' review report.
                                       13

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------



NOTE  4 - PROPERTY AND EQUIPMENT (CONTINUED)
--------------------------------------------

            In 1995, the Company expensed $60,462 of obsolete and idle equipment which consisted primarily of theater projection and film editing equipment.

            Depreciation and amortization was $262 and $140 for the six months ended June 30, 1996 and 1995.


NOTE  5 - NOTES PAYABLE
-----------------------

            On November 30, 1994, the Company purchased a Spanish language library of 640 feature films. As consideration, the Company issued 1,000,000 shares of $4 convertible preferred stock and a $1,800,000 note payable. In October 1995, the agreement, note and preferred stock were cancelled and a new agreement was executed. The Company paid a down payment of $45,000 and owed an additional down payment of $155,000 if within 60 days of the execution of the agreement the licensee received proper chain of title. It is the Company's position that it has not been provided proper chain of title. The total consideration to be paid was $1,800,000 including the down-payment. The 1,600,000 portion was to be paid from revenues collected over a period of 10 years. This outstanding balance has been reduced to its net present value using an interest rate of
            8.5%. The Company considers the films to be impaired and has expensed the unamortized balance. See Note 3 for additional information on impairment of these assets.

            On December 21, 1994, the Company borrowed $15,000 under a promissory note from one of its stockholders. Repayment was to be made within 90 days with interest at 8% per year. This note was assumed by the former president in October 1995.

            In 1995 and 1996, the Company borrowed $170,000 and $175,000, respectively, from various stockholders payable within one year with interest at 8.5%. The total balance owed to these stockholders as of June 30, 1996 is $345,000. As of June 30, 1996, the Company was advanced $125,000 from a related party.

                        Read accountants' review report.
                                       14

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


NOTE  6 - RELATED PARTY TRANSACTIONS
----  ------------------------------

            On February 3, 1995, the Company borrowed $2,500 from a stockholder under a promissory note. Repayment was to be made within three months from the date of the note together with accrued interest computed at the rate of 9% per year. The note was convertible, at the option of the holder, into restricted preferred shares of the Company at the conversion rate of one restricted share for each $5.00 of unpaid principal and accrued interest. In 1995 the note was assumed by the former president of the Company.

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





                       Read accountants' review report.
                                      15

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


NOTE  6 - RELATED PARTY TRANSACTIONS  (CONTINUED)
-------------------------------------------------

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






                        Read accountants' review report.
                                       16

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


NOTE  7 - STOCKHOLDERS' EQUITY  (CONTINUED)
-------------------------------------------

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





                        Read accountants' review report.
                                       17

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


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

                        Read accountants' review report.
                                       18

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


NOTE  8 - STOCK OPTION PLANS (CONTINUED)
----------------------------------------

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


NOTE  9 - EMPLOYEE STOCK COMPENSATION PLAN
------------------------------------------

            The Board of Directors elected to adopt the 1994 Employee Stock Compensation (ESC) Plan effective September 12, 1994. The board authorized the issuance of 1,000,000 shares of $.00001 par value common stock issuable upon awards under the ESC Plan and such number of shares is to be formally reserved solely for the purpose of this plan. 500,000 of these shares are to be registered under the Securities Act of 1993, as amended, under cover of a registration statement on Form S-8. During September and October 1994, 205,000 shares were issued to an attorney for legal fees of $71,750 and 295 shares were issued for $29,000 in consulting services. No stock has been awarded under the ESC Plan during the year ended December 31, 1995 or the six months ended June 30, 1996.


NOTE 10 - COMMITMENTS
---------------------

            On January 3, 1994, the Company entered into five year employment agreements with its former president and former secretary/treasurer. In 1994, the Company issued 73,296 shares of its common stock to these two former officers for $48,775 of accrued salaries due to the




                       Read accountants' review report.
                                      19

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996


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





                        Read accountants' review report.
                                       20

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------


NOTE 11 - LITIGATION
--------------------

            On August 19, 1996, the Company filed a lawsuit against two companies and an individual related to the two companies regarding the Company's acquisition and licensing of certain feature films and acquisition of broadcast time rights. The Company's position is that it was fraudulently induced to enter into various purchase and licensing agreements for certain feature films and broadcast time rights by the two companies and individual by falsely representing and warranting to the Company that they owned the media rights to the feature films and all broadcast time rights under the contracts and the authority to license the media rights and/or convey title, to such films and sell the broadcast time rights. It is the Company's position that the defendants did not own the media rights and/or title to the films and broadcast time rights and did not have the authority to license or sell the rights conveyed under the agreement. As part of the various agreements, the defendants agreed to deliver documentation to the Company which demonstrates transferors' ownership interest. The Company asserts that the defendants not only failed to provide the Company with the documentation, but never intended to provide such documentation (See Notes 3 and 5).


NOTE 12 - ACQUISITIONS
----------------------

            On June 4, 1996, the Company signed a letter of intent with Affinity Entertainment, Inc. to allow Affinity to purchase a majority interest in the Company. The percentage of ownership will be determined upon the completion of Affinity Entertainment due diligence procedures. In addition, Affinity will provide unsecured loans or capital necessary to allow the continuation of the Company's operations. As of the date of this report, Affinity has advanced approximately $300,000.







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

Results of Operations

      Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

      The following is a discussion of material changes in the consolidated results of operations of Century Technologies, Inc. which occurred in the three months ended June 30, 1996 and the six months ended June 30, 1996

      For the three months ended June 30, 1996, the Company experienced a net loss from operating activities of $218,883 compared to $120,751 for the same period in 1995. The Company experienced a net loss from operating activities of $399,365 for the six month period ended June 30, 1996 compared to $219,376 for the same period in 1995. These increases in losses were primarily due to increases in general and administrative expenses discussed below.

General and Administrative Expenses

      For the three months ended June 30, 1996 and the six months ended June 30, 1996, general and administrative expenses were $196,492 and $354,303 respectively compared to $120,681 and $219,236 for the corresponding periods in 1995. These increases were primarily due to hiring additional employees by the Company and general operating expenses as the Company gears up to commence operations.

      Interest expenses were $22,234 and $44,800 for the three months ended June 30, 1996 and six months ended June 30, 1996 compared to $0 and $0 for the corresponding periods in 1995.
                                       22

      During the three month period ended June 30, 1996 the Company paid $3,142 for furniture and equipment.

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

Liquidity and Capital  Resources

      For the six months ended June 3, 1996, the Company experienced cash flows from financing activities of $300,000 of which $175,000 were proceeds from notes payable due stockholders and advances of $125,000 from a related party.

      In November 1995, the Company announced that it had been named as a defendant in a lawsuit styled FERATON ANSTALT VS. CENTURY TECHNOLOGIES, INC. alleging that the Company owed $1,000,000 plus interest on a promissory note that it had
                                       23
issued to another party. In April 1996, the Company announced that it had issued 356,000 shares of its restricted common stock in exchange for the dismissal of the suit. The Company in turn canceled 356,000 of preferred stock which had previously been issued in replacement of the note.

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

      As of June 30, 1996, the Company had not commenced active business operations. However, the Company anticipates that distribution sales, sales of restricted common stock, investments through co-productions and loans together with the funds made available through the agreement with Affinity will be more than adequate to meet its cash flow requirements for fiscal year 1996.

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