Form 10QSB
period 1996-09-30
CENTURY TECHNOLOGIES INC
filed 1996-11-14
CIK 887736

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter ended September 30, 1996

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

                    Yes    X            No
                        --------            --------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of:


Common Stock (.00001 Par Value)                           13,563,652
-----------------------------                ---------------------------------
           CLASS                             Outstanding at September 30, 1996

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   CONTENTS




    PAGE  1 - 2 - INDEPENDENT ACCOUNTANTS' REVIEW REPORT

    PAGE      3 - CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30,
                  1996 AND DECEMBER 31, 1995

    PAGE      4 - CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    PAGE      5 - CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' DEFICIENCY FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)

    PAGE      6 - CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    PAGES 7 -21 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS
                  OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

    PAGES 22-24 - ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS
                  OF OPERATION

    PAGE 25     - PART II -OTHER INFORMATION

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                    --------------------------------------


To the Board of Directors of:
 Century Technologies, Inc. and Subsidiaries

We  have  reviewed  the  accompanying  consolidated  balance  sheet  of  Century
Technologies, Inc. and Subsidiaries as of September 30, 1996, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the nine months ended September 30, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Century Technologies, Inc.

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

As discussed in Notes 3, 5 and 12, the Company filed a lawsuit to rescind the agreements for the purchase and/or licensing of feature films. The Company has determined that the related assets have been impaired and has expensed the unamortized balances.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has only recently commenced operations and does not have sufficient liquid assets with which to pay expenses when they arise, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Century Technologies, Inc. and Subsidiaries
Page Two

The financial statements for the year ended December 31, 1995, were audited by us and we expressed an unqualified opinion on them in our report dated August 19, 1996, except for Note 10 which is dated September 16, 1996, but we have not performed any auditing procedures since that date.


                              WEINBERG, PERSHES & COMPANY, P.A.

Boca Raton, Florida
November 13, 1996

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  --------------------------------------------

                                     ASSETS
                                     ------
                                                   SEPTEMBER 30,  DECEMBER 31,
                                                      1996            1995
                                                   (UNAUDITED)      (AUDITED)
                                                   -----------    ------------
  Cash                                             $    58,644     $   131,801
  Furniture, fixtures and
   equipment, net                                       13,704           2,095
  Option for rights to television
   program                                              15,000            -
                                                   -----------    ------------


    TOTAL ASSETS                                   $    87,348    $    133,896
    ------------                                   ===========    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

LIABILITIES
  Notes payable, stockholders                       $ 1,560,318    $  1,385,318
  Loan from related party                               300,000            -
  Accounts payable                                      104,125         63,164
  Accrued interest, stockholders                        105,807         23,000
  Capital lease obligation                                8,889            -
                                                    -----------    ------------

    TOTAL LIABILITIES                                 2,079,139      1,471,482
                                                    -----------    -----------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, no par value;
   10,000,000 shares authorized;
   1,406,667 and 1,763,334 issued
   and outstanding, respectively                     4,102,667       5,102,667
  Common stock, $.00001 par
   value; 200,000,000 shares
   authorized; 13,563,652 and
   13,381,985 issued and outstanding,
   respectively                                            136             135
  Capital in excess of par                           2,092,382       1,091,383
  Accumulated deficit                               (8,186,976)     (7,531,771)
                                                   -----------    ------------
     TOTAL STOCKHOLDERS'
      DEFICIENCY                                    (1,991,791)     (1,337,586)
                                                   -----------    ------------

    TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIENCY                      $    87,348    $    133,896
     ------------------------                      ===========    ============

                  Read accountants' review report and notes to
                       consolidated financial statements.
                                        3

                                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    -------------------------------------



                                                 For the         For the         For the         For the
                                                  Three            Nine           Three            Nine
                                                 Months           Months          Months          Months
                                                 Ended            Ended           Ended           Ended
                                              September 30,   September 30,   September 30,    September 30,
                                                  1996            1996            1995             1995
                                              -------------   -------------   -------------    -------------
                                               (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
REVENUES                                      $       7,510   $       7,510   $        -       $        -
                                              -------------   -------------   -------------    -------------

EXPENSES:
 General and administrative                         224,929         579,232          75,821          289,807
 Interest                                            38,007          82,807            -                -
 Depreciation and amortization                          414             676              70              210
                                              -------------   -------------   -------------    -------------
  Total Expenses                                    263,350         662,715          75,891          290,017
                                              -------------   -------------   -------------    -------------

NET (LOSS)                                    $    (255,840)  $    (655,205)  $     (75,891)   $    (290,017)
                                              =============   =============   =============    =============

NET LOSS PER SHARE OF COMMON STOCK            $        (.02)  $        (.05)  $        (.01)   $        (.04)
----------------------------------            =============   =============   =============    =============

Weighted Average Number of Common Shares
 Outstanding                                     13,563,652      13,463,537       7,706,152        6,480,503
                                              =============   ==============  =============    =============
































                                 Read accountants' review report and notes
                                  to consolidated financial statements


                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY OR DEFICIENCY
 FOR THE YEARS ENDED DECEMBER 31, 1995 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)
 ----------------------------------------------------------------------------------------------

                                 PREFERRED STOCK           COMMON STOCK
                           ----------------------- ----------------------      CAPITAL IN     ACCUMULATED
                               SHARES      AMOUNT      SHARES      AMOUNT     EXCESS OF PAR     DEFICIT        TOTALS
                           ---------- ------------ -----------  ----------   -------------  ------------   ------------



Balance, December 31, 1994   2,763,334 $  9,102,667   6,019,485  $       59   $        -     $ (5,067,336)  $  4,035,390

Issuance of common stock as
 incentive for note               -            -         37,500        -             37,500          -            37,500
Issuance of common stock for
 services - unrelated parties     -            -        600,000           7          62,005          -            62,012
          - related parties       -            -      2,550,000          26         101,974          -           102,000
Issuance of common stock for
 cash                             -            -      3,750,000          38         164,962          -           165,000
Issuance of stock to acquire
 interest in General
 Partnership                      -            -        400,000           4          15,996          -            16,000
Exercise of stock options
 at $.02 per share                -            -         25,000           1             499          -               500

Adjustment for licensing
 of film library            (1,000,000)  (4,000,000)       -           -            708,447     3,831,235        539,682

Net loss for the year
 ended December 31, 1995          -            -           -           -               -       (6,295,670)    (6,295,670)
                            ---------- ------------ -----------  ----------   -------------  ------------   ------------

BALANCE, DECEMBER 31, 1995   1,763,334    5,102,667  13,381,985         135       1,091,383    (7,531,771)    (1,337,586)

Unaudited:

Issuance of common stock
 per employment agreement         -            -         25,000        -              1,000          -             1,000

Return of shares issued           -            -       (200,000)         (2)              2          -              -

Settlement of lawsuit         (356,667)  (1,000,000)    356,667           3         999,997          -              -


Net (loss) for the period
 ended September 30, 1996         -            -           -           -               -         (655,205)      (655,205)
                            ---------- ------------ -----------  ----------   -------------  ------------   ------------

BALANCE, SEPTEMBER 30,
 1996 (UNAUDITED)            1,406,667 $  4,102,667  13,563,652  $      136   $   2,092,382  $ (8,186,976)  $ (1,991,791)
----------------------      ========== ============ ===========  ==========   =============  ============   ============


























                                      Read accountants' review report and notes
                                        to consolidated financial statements

                               CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -------------------------------------



                                                              For the Nine Months Ended
                                                                   September 30,
                                                                  1996           1995
                                                              ------------  -----------
                                                              (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                                                 $   (655,205) $    (290,017)
  Adjustments to reconcile net (loss) to net cash
   (used in) operations:
   Depreciation and amortization                                      676            210
   Stock issued for services                                        1,000         85,000
Changes in:
  Accrued interest                                                 82,807           -
  Due from related party                                             -            23,209
  Accounts payable                                                 40,961        (17,965)
  Accrued expenses                                                   -           127,955
                                                             ------------  -------------
   Cash Flows Provided by (Used In) Operating Activities         (529,761)       (71,608)
                                                             ------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                (3,142)          -
 Investment in partnership                                           -           (50,000)
 Option for rights to television program                          (15,000)          -
                                                              -----------  ----------
   Cash Flows (Used In) Investing Activities                      (18,142)       (50,000)
                                                              -----------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable, stockholders                                      175,000            950
 Proceeds from sale of common stock                                  -            90,000
 Proceeds from notes payable, related party                          -            30,000
 Payments on capital lease                                           (254)          -
 Note from related party                                          300,000           -
                                                             ------------  ----------
   Cash Flows Provided by Financing Activities                    474,746        120,950
                                                             ------------  -------------


NET CHANGE IN CASH                                                (73,157)          (658)

CASH, beginning of period                                         131,801          3,925
                                                             ------------  -------------

CASH, END OF PERIOD                                          $     58,644  $       3,267
                                                             ============  =============




                    Read accountants' review report and notes
                      to consolidated financial statements

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

            Organization
            ------------

            Century Technologies, Inc. (the Company) was incorporated under the laws of Colorado on December 3, 1986. The Company was in the development stage as defined in Financial Accounting Standards Board Statement No. 7 through September 1996. During the development stage period, activities has been limited to raising capital. Effective September 1996, the Company started generating distribution revenue and is now considered an operating company. (See Note 13)

            In July 1993, the Company formed two wholly-owned subsidiaries. World Gaming Network, Inc. and Century Productions. As of September 30, 1996, there has been no significant activity by either subsidiary.

            In early 1996, the Company unilaterally rescinded all of its existing contracts for its acquisitions of broadcast time and feature films. Subsequently, the Company filed a lawsuit seeking damages and a declaratory judgement as to the Company's right to rescind these agreements (See Notes 3, 5 and 12).

            On November 9, 1995, the former President and Secretary/ Treasurer resigned.

            Principles of Consolidation
            ---------------------------

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

            Income Taxes
            ------------

            The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company has a deferred tax asset of approximately $2,700,000 at September 30, 1996. A valuation allowance has been recognized for the full amount of the deferred

                          Read accountants' review report.
                                        7

                   CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------



NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

            tax asset since there is no assurance of future taxable income. For financial reporting, start-up costs are expensed as incurred; for tax purposes they are capitalized and will be amortized over five years.

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

            Loss Per Common Share
            ---------------------

            Loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of common stock and

                       Read accountants' review report.
                                       8

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

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

            Significant Concentration of Credit Risk
            ----------------------------------------

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from the risk totalled -0- and $60,000 for September 30, 1996 and December 31, 1995 respectively, for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

NOTE  2 - GOING CONCERN
-----------------------

            The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the


                       Read accountants' review report.
                                       9

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------


NOTE  2 - GOING CONCERN (CONTINUED)
-----------------------------------

            normal course of business. The Company has generated cumulative operating losses and has minimal cash to operate at September 30, 1996. The Company's continuation as a going-concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately attain profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts that might be necessary should the Company be unable to continue as a going concern. See Note 14 relating to sale of a majority interest in the Company.

NOTE  3 - FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
------------------------------------------------------------------
          TIME RIGHTS
          -----------

            A. Impairment
            -------------
            On December 2, 1992, the Company acquired the rights to $4,000,000 in broadcast time on Channel America, a national television network formed by 93 low-power and full-power affiliates across the United States. As consideration for the transfer, the Company issued 1,000,000 shares of its preferred stock valued at $2.80 per share or $2,800,000 for the broadcast time. The preferred stock was able to be converted to common stock after two years at the then current market price, provided, however, that the conversion amount will not equal more than 7 1/2% of the issued and outstanding shares of the Company. The Company could have redeemed the preferred stock at any time prior to conversion for $4,400,000.

            If the stock was not redeemed, the preferred stockholder had a right to receive the first $200,000 of net earnings as a dividend and 5% of the net earnings per year thereafter. On October 22, 1994, the parties agreed to extend the conversion date of the preferred stock to March 31, 1996. No preferred stock has been converted. On October 22, 1994, $2,300,000 in broadcast time which the Company owned, was exchanged for licensing rights to 165 feature films. The term of the license rights was 10 years. During those 10 years, the Company had the right to unlimited exhibitions and reproductions and could have


                       Read accountants' review report.
                                      10

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

NOTE  3 - FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
------------------------------------------------------------------
          TIME RIGHTS (CONTINUED)
          -----------------------

            assigned any and all rights acquired. As of December 31, 1995, the Company had determined that the value of the film and broadcast time has been impaired and has expensed the remaining unamortized balance. The 1,000,000 shares of preferred stock valued at $2,800,000 is still reflected in equity pending the outcome of the lawsuit (See Note 12).

            On December 2, 1992, the Company acquired license rights for 100 feature films. The license period was for 10 years for the television and home video media. The license fee was $20,000 per film for total consideration of $2,000,000 payable on December 2, 1994 with interest at 7% per year, payable at maturity, collateralized by the film license rights. This agreement was subsequently divided into two separate agreements and two separate notes of $1,000,000 each. On December 29, 1993, the two $1,000,000 notes plus accrued interest of $151,667 were converted to 713,334 shares of its preferred stock ($3.02 per share). These shares were convertible into common stock at $3.00 per share after three years and were callable at any time. Upon conversion, the note holder represented to the Company that one of the $1,000,000 promissory notes was lost. In February 1993, unbeknownst to the Company, the note holder transferred all rights, title and interest in one of the notes to a third party who filed a lawsuit against the Company for non payment on the note. In April 1996, the Company settled the lawsuit by issuing the third party 356,667 shares of the Company's common stock and cancelling 356,667 shares of convertible preferred stock. As of December 31, 1995, the Company had determined that the value of the License Rights had been impaired and has expensed the remaining unamortized balance (See Note 12).

            On October 26, 1993, the Company acquired title to five feature films. As consideration, the Company issued 50,000 shares of its preferred stock valued at $151,000 to the sole shareholder of a company that owned the Company's preferred stock. These shares were convertible into common stock at $3.00 per share after three years and were callable at any time. As of December 31, 1995, the Company



                       Read accountants' review report.
                                      11

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

NOTE  3 - FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
------------------------------------------------------------------
          TIME RIGHTS (CONTINUED)
          -----------------------

            had determined that the value of the films has been impaired and the Company has expensed the unamortized balance (See Note 12).

            During 1993, the Company acquired two feature films and video production equipment for 36,000 shares of common stock valued at $50,000 and $58,000, respectively. As of December 31, 1995, the Company has abandoned the equipment and has written off the two feature films (See Notes 4 and 12).

            On September 20, 1994, the Company acquired the licensing rights to one feature film for $2,000. This licensing right was fully amortized in 1995, since no revenues have or will be generated.

            On November 30, 1994 the Company purchased a Spanish language library of 640 feature films from a stockholder of the Company. As consideration, the Company issued a $1,800,000 note payable and issued 1,000,000 shares of the Company's $4.00 convertible preferred stock for total consideration of $5,800,000. A predecessor cost adjustment of $4,916,800 was charged during 1994 to stockholders' equity. The feature film balance of $883,200 was outstanding as of December 31, 1994. On October 2, 1995, a new agreement was executed calling for a down payment of $200,000 and a balance of $1,600,000 was to be paid over 10 years from the proceeds received under the licensing rights. The original contract, note and preferred stock were cancelled effective October 2, 1995. The terms of the new note call for no interest to be charged. The Company had adjusted the stream of payments to its net present value of $1,215,318 using an 8.5% interest rate. As of December 31, 1995, the Company had determined that the value of the licensing rights has been impaired and has expensed the remaining $883,200 of feature film cost (See Notes 5 and 12).








                       Read accountants' review report.
                                      12

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------


NOTE  3 - FEATURE FILMS, FEATURE FILM LICENSE RIGHTS AND BROADCAST
------------------------------------------------------------------
          TIME RIGHTS (CONTINUED)
          -----------------------

            B.  Investment in Partnership
            -----------------------------

            On March 11, 1994, the Company entered into a letter of intent to form a general partnership (WSN) with an unrelated party (Web Broadcasting Systems, Inc. or "WBS") which was to operate and distribute a graphic and text sports cable programming network. The Company finalized this agreement and agreed to invest $1,000,000 into WSN and loan $2,000,000 to WSN with interest at 7.5% per annum due in five years. WBS agreed to sell its wire service software, hardware and technology to WSN for $1,000,000 and 400,000 shares of the Company's common stock. As part of the resignation of the former
            president   (See Note 1)         president    assumed  the Company's
            general partnership interest and all liabilities related to this agreement and in March 1996, WSN returned 200,000 of the 400,000 shares of the Company's common stock (See Note 7).

            C.  Options for Rights to Television Programs
            ---------------------------------------------

            The Company paid $15,000 during 1996 for an option to obtain world-wide exploitation rights for a television program.


NOTE  4 - PROPERTY AND EQUIPMENT

            Property and equipment consists of the following as of September 30, 1996 and December 31, 1995:

                                    September 30,  December 31,
                                        1996          1995
                                    ----------    ----------
             Office furniture
              and equipment        $   14,380    $    2,095
             Less accumulated
              depreciation               (676)         -
                                   ----------    ----------
                                   $   13,704    $    2,095
                                   ==========    ==========




                       Read accountants' review report.
                                      13

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------


NOTE  4 - PROPERTY AND EQUIPMENT (CONTINUED)
--------------------------------------------

            In 1995, the Company expensed $60,462 of obsolete and idle equipment which consisted primarily of theater projection and film editing equipment.

            Depreciation was $676 for the nine months ended September 30, 1996.


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

            In 1995 and 1996, the Company borrowed $170,000 and $175,000, respectively, from various stockholders payable within one year with interest at 8.5%. The total balance owed to these stockholders as of September 30, 1996 is $345,000.

            As of September 30, 1996, the Company was advanced $300,000 from a related party. Subsequently, this note was cancelled and the funds were issued as partial payment for the majority acquisition of the Company (See Note 13).


                       Read accountants' review report.
                                      14

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

NOTE  6 - CAPITAL LEASES
------------------------

            The Company has entered into a lease agreement for the acquisition of a copy machine. Future minimum lease payments as of September 30, 1996 are as follows:

                        1997                    $3,048
                        1998                     3,048
                        1999                     2,793
                                                ------

                        TOTAL                   $8,889
                                                ======

NOTE  7 - RELATED PARTY TRANSACTIONS
------------------------------------

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

                       Read accountants' review report.
                                      15

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

NOTE  7 - RELATED PARTY TRANSACTIONS  (CONTINUED)
-------------------------------------------------

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


NOTE  8 - STOCKHOLDERS' EQUITY
------------------------------

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

            On February 16, 1994, the Company granted options to purchase 400,000 shares of its common stock to an unrelated financial consultant as compensation for future services. The options are exercisable at the option of the holder over a period of five years



                       Read accountants' review report.
                                      16

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY  (CONTINUED)
-------------------------------------------

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

            On October 27, 1995, the Company issued 1,000,000 shares of common stock valued at $40,000 to its current president in accordance with an employment agreement (See Note 11).

            On November 7, 1995, the Company issued 50,000 shares of the Company's common stock to a consultant in lieu of payment for services valued at $7,013.

                       Read accountants' review report.
                                      17

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

NOTE  8 - STOCKHOLDERS' EQUITY  (CONTINUED)
-------------------------------------------

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
          ----------------

            4,250,000
          =================

NOTE  9 - STOCK OPTION PLANS
----------------------------

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

                       Read accountants' review report.
                                      18

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

NOTE  9 - STOCK OPTION PLANS (CONTINUED)
----------------------------------------

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


NOTE 10 - EMPLOYEE STOCK COMPENSATION PLAN
------------------------------------------

            The Board of Directors elected to adopt the 1994 Employee Stock Compensation (ESC) Plan effective September 12, 1994. The board authorized the issuance of 1,000,000 shares of $.00001 par value common stock issuable upon awards under the ESC Plan and such number of shares is to be formally reserved solely for the purpose of this plan. 500,000 of these shares are to be registered under the Securities Act of 1993, as amended, under cover of a registration statement on Form S-8. During September and October 1994, 205,000 shares were issued to an attorney for legal fees of $71,750 and 295 shares were issued for $29,000 in consulting services. No stock has been awarded under the ESC Plan during the year ended December 31, 1995 or the nine months ended September 30, 1996.


NOTE 11 - COMMITMENTS
---------------------

            On January 3, 1994, the Company entered into five year employment agreements with its former president and former secretary/treasurer. In 1994, the Company issued 73,296 shares of its common stock to these two former officers for $48,775 of accrued salaries due to the





                       Read accountants' review report.
                                      19

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

NOTE 11 - COMMITMENTS (CONTINUED)
---------------------------------

            former president and $19,050 of accrued salaries due to the former secretary/treasurer. The employment agreements for these former officers were terminated November 9, 1995. As of December 31, 1995, there was no compensation or other amounts owed to the former officers.

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






                       Read accountants' review report.
                                      20

                 CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

NOTE 12 - LITIGATION
--------------------

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


NOTE 13 - SALE OF MAJORITY INTEREST
-----------------------------------

            On November 1, 1996, the Company signed an agreement with Affinity Entertainment, Inc. to allow Affinity to purchase a majority interest in the Company. Under the terms of the agreement, the Company sold 37,500,000 units to Affinity in consideration of $3,000,000 in cash, forgiveness of debt and a promissory note. Each unit consists of one share of common stock and one warrant to purchase one additional share of common stock at $2.00 expiring December 31, 2001. As of the date of this report, Affinity has paid $600,000 of the purchase price including cancellation of the note payable (See Note 5).





                       Read accountants' review report.
                                      21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS 0F FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


General

      In November 1995, the Company's officers and directors tendered their resignations, and new management took control of the Company. Management intends to establish specific direction for the Company in the business of distributing and producing entertainment programming including feature films and license rights to libraries already held by the Company.

      As part of the agreement between the Company and prior management, the former president assumed certain notes payable and the rights and liabilities of an agreement between the Company and Web Broadcasting Systems ("Web"). As consideration to the Company, Web returned 200,000 common shares to the Company in March 1996, and the Company expensed $50,000 already advanced to the partnership.

      From inception the Company had been considered a development stage corporation. In September of 1996 upon commencement of generating revenues the Company became an operating entity in the business of co-producing original product and distribution of features and television programming to all media worldwide including network syndication and cable television in the U.S. marketplace.

Results of Operations

      Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

      The following is a discussion of material changes in the consolidated results of operations of Century Technologies, Inc. which occurred in the three months ended September 30, 1996 and the nine months ended September 30, 1996

      For the first time since its inception the Company, having been taken over by new management in November 1995, experienced revenues of $7,510 for the three months and six months ended September 30, 1996 compared to $0 for the equivalent periods in 1995.

      For the three months ended September 30, 1996, the Company experienced a net loss from operating activities of $255,840 compared to $75,891 for the same period in 1995. The Company experienced a net loss from operating activities of $655,205 for the nine month period ended September 30, 1996 compared to $290,017 for the same period in 1995. These increases in losses were primarily due to increases in general and administrative expenses discussed below.

General and Administrative Expenses

      For the three months ended September 30, 1996 and the nine months ended September 30, 1996, general and administrative expenses were $224,929 and $579,232 respectively compared to $75,821 and $289,807 for the corresponding periods in 1995. These increases were primarily due to hiring additional employees by the Company and general operating expenses as the Company gears up to commence operations.

      Interest expenses were $38,007 and $82,807 for the three months ended September 30, 1996 and nine months ended September 30, 1996 compared to $0 and $0 for the corresponding periods in 1995.

      In February the Company paid $10,000 for an exclusive option to finance production of a series of television programs in consideration of worldwide exploitation rights for the series. The Company paid an additional $5,000 in August to extend the initial option period to February 1, 1997. The series is presently untitled and is scheduled to be produced in 1997.

      Write Off of Film Library

      The difference in assets against liabilities predominantly reflects the write-off in the prior year of assets relating to various feature libraries, lists of titles and two packages containing two and five titles, respectively. Prior to becoming involved with the Company, current management was led to believe that these titles were in proper order and that previous management had performed the necessary due diligence to establish the proper chain of title in order to conclude licensing deals and market the titles. Upon conducting its own due diligence review regarding the chain of title of the features, the Company was compelled to cancel or rescind all transactions entered into by previous management regarding feature films and broadcast air time as of December 31, 1995. This action resulted in reductions in the Company assets of $5,386,200 and $500,000 respectively. The write-off of the film library and related assets also accounts for the significant increase in net loss and net loss per common share.

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

Liquidity and Capital  Resources

      For the nine months ended September 30, 1996, the Company experienced cash flows from financing activities of $474,746 of which $175,000 were proceeds from notes payable due stockholders, advances of $300,000 from a related party and the balance of ($254) representing payments on a capital lease.

      In November 1995, the Company announced that it had been named as a defendant in a lawsuit styled FERATON ANSTALT VS. CENTURY TECHNOLOGIES, INC. alleging that the Company owed $1,000,000 plus interest on a promissory note that it had issued to another party. In April 1996, the Company announced th at it had issued 356,000 shares of its restricted common stock in exchange for the dismissal of the suit. The Company in turn canceled 356,000 of preferred stock which had previously been issued in replacement of the note.

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

      In June 1996, the Company entered into a letter of intent with Affinity Entertainment, Inc., a producer of television programming and movies, to purchase a majority interest in the Company with the expectation of receiving financing as part of such investment. As of October 25, 1996, Affinity had advanced $400,000 on an unsecured basis to the Company in order to fund the Company's operations. On November 1, 1996, the Company announced that it had signed a definitive agreement to complete its sale of a majority interest in the Company to Affinity. Under the terms of the agreement, Century sold 37,500,000 units to Affinity for a total consideration consisting of $3 million in cash, forgiveness of debt and a promissory note. Each unit consists of one share of common stock and one warrant to purchase one additional share of common stock at $2.00 expiring December 31, 2001.

      In September 1996 the Company emerged from the development stage into an operating entity and started generating revenue through distribution activities. The Company anticipates that distribution sales, sales of restricted common stock, investments through co-productions and loans together with the funds made available through the agreement with Affinity will be more than adequate to meet its cash flow requirements for fiscal year 1996.

                                     PART II

                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits:  Exhibit 27:

            Financial data schedule (Electronic filing only)


Reports  on Form  8-K:

           The Company filed Form 8-K report dated November 14, 1996 (Item 5 and Item 7).

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CENTURY TECHNOLOGIES, INC.



                                    By:   /s/Peter B. Newgard
                                          ---------------------
                                          Peter B. Newgard
                                          President and Chief
                                          Executive Officer
Date: 11/14/96
     ---------